Form 10-K
period 1993-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1994-04-15
CIK 740156

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-K

     (MARK ONE)

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                                          OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to

               Commission file number 0-13418

                         CENTURY PROPERTIES GROWTH FUND XXII
                (Exact name of Registrant as specified in its charter)

          CALIFORNIA                    94-2939418

     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                     950 TOWER LANE
                FOSTER CITY, CALIFORNIA                94404
        (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:(415) 378-7000
                                             (800) 366-6707 IN ALL STATES

     Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:Limited Partnership Units

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
     been subject to such filing requirements for the past 90 days.  Yes  X   No



             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

             No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                     DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

         (1) Report on Form 8-K under the Securities Exchange Act of 1934 incorporated in Part IV.

                         CENTURY PROPERTIES GROWTH FUND XXII
                               (A LIMITED PARTNERSHIP)

                                        PART I

     ITEM 1. BUSINESS.

      Century Properties Growth Fund XXII (hereinafter referred to either as "Fund", "Partnership" or "Registrant") was organized in January 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Fund. The general partners of Fox Partners IV are Fox Capital Management Corporation ("Fox"), Fox Realty Investors ("FRI") and Fox Associates 84.

      The Fund's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-89285), was declared effective by the Securities and Exchange Commission ("Commission") on September 25, 1984. The Partnership marketed its securities pursuant to its Prospectus dated September 25, 1984, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

      The principal business of the Fund is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Fund is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. For a further description of the business of Registrant, see the sections entitled "Risk Management" and "Investment Objectives and Policies" of the Prospectus.

      Beginning in September 1984 through June 1986, the Fund offered $120,000,000 in Limited Partnership Units and sold $82,848,000. The net proceeds of this offering were used to purchase eleven income-producing real properties. The Fund's property portfolio is geographically diversified with properties acquired in eight states. Leaseback agreements which covered ten of the properties, whereby the seller assumed the risks of operating each property in its initial operating phase, have now expired. The Fund's acquisition activities were completed in September 1986 and since then the principal activity of the Fund has been managing its portfolio. One property was acquired by the lender through foreclosure in 1992. See Item 2 below for a description of the Fund's properties and operating data regarding such properties.

      The Fund is involved in only one industry segment, as described above. The business of the Fund is not seasonal. The Fund does not engage in any foreign operations or derive revenues from foreign sources. The Fund's affairs have been managed by Metric Management, Inc. ("MMI") or a predecessor since 1988. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Fund's general partner assumed responsibility for cash management of the Fund as of December 23,

     1993 and assumed responsibility for day-to-day management of Partnership's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

      On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and acquired voting control and assumed operational control over Fox. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Fund and the other investment partnerships sponsored by FRI and/or Fox. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"), a diversified real estate management company headquartered in Jericho, New York.

      Both the income and the expenses of operating the properties owned by the Fund are subject to factors outside the Fund's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions, there is no guarantee that any property owned by the Fund can be sold or, if sold, that such sale can be made upon favorable terms.

      It is possible that legislation on the state or local level may be enacted in the states where the Fund's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local regulations enacted relating to the protection of the environment. The general partner is unable to predict the extent if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Fund.

      The Fund monitor its properties for evidence of pollutions, toxins and other dangerous substances including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

      The Fund maintains property and liability insurance on the properties and believes such coverage to be adequate.

      The Fund is affected by and subject to the general competitive conditions of the residential real estate industry. In addition, each of the Fund's properties competes in an area which normally contains numerous other residential properties which may be considered competitive. In 1993 markets in many areas remained depressed due in part to over-building which continues to depress residential rental rates. An oversupply of properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, affects the ability of the Fund to sell such properties and their sales prices. See Item 7 for a description of the markets in which the Fund's properties are located.

      At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the general partner's strategy as set forth herein as well as upon significant improvement in the performance of the Fund's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required.

     ITEM 2. PROPERTIES.

      A description of the multi-family residential properties in which the Fund has or had an ownership interest is as follows:

                                                                         PORTFOLIO
                                       DATE OF   DATE OF            PERCENTAGE
     NAME AND LOCATION                 PURCHASE    SALE      SIZE      <F1>
     -----------------                 -------     ----      ----    -------
     Wood Creek Apartments              05/84       -     432 units     10
            1710 S. Gilbert Road
            Mesa, Arizona

     Plantation Creek Apartments <F2>   06/84       -     484 units     18
            6925 Roswell Road
            Atlanta, Georgia

     Stoney Creek Apartments            06/85       -     364 units     9
            11333 Amanda Lane
            Dallas, Texas

     Four Winds Apartments              09/85       -     350 units     11
            SEC of 79th Street & Switzer Road
            Overland Park, Kansas

     Promontory Point Apartments        10/85       -     252 units     7
            2250 Ridgepoint
            Austin, Texas

     Cooper's Pointe Apartments         11/85       -     192 units     5
            2225 Greenridge Road
            Charleston, South Carolina

     Hampton Greens Apartments          12/85       -     309 units     8
            10911 Woodmeadow Parkway
            Dallas, Texas

     Monterey Village Apartments        04/86       -     224 units     8
            10244 Arrow Highway
            Rancho Cucamonga, California

     Autumn Run Apartments              06/86       -     320 units     9
            1627 Country Lakes Drive
            Naperville, Illinois

     Copper Mill Apartments             09/86       -     192 units     8
            3400 Copper Mill Trace
            Richmond, Virginia




     Fox Hollow Apartments <F3>         01/85      7/92   208 units     7
            1204 Brockett Road
            Atlanta, Georgia

        <F1> Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.
        <F2> Formerly Post Creek Apartments.
        <F3> Property acquired by lender through foreclosure in July 1992 (see
     Note 7 to the Consolidated Financial Statements).

             All Registrant's properties are or were owned in fee.

             See the Consolidated Financial Statements in Item 8 for information regarding any encumbrances to which properties of the Fund are subject. An occupancy summary is set forth on the chart following:

                         CENTURY PROPERTIES GROWTH FUND XXII
                                  OCCUPANCY SUMMARY

                                                       AVERAGE
                                                   OCCUPANCY RATE(%)
                                                   FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                                   -----------------------------
                                                 1993   1992   1991
                                                 ----   ----   ----
     Wood Creek Apartments                        93     93     88
     Plantation Creek Apartments                  92     89     89
     Stoney Creek Apartments                      91     91     93
     Four Winds Apartments                        96     96     94
     Promontory Point Apartments                  96     95     93
     Cooper's Pointe Apartments                   91     92     92
     Hampton Greens Apartments                    95     94     92
     Monterey Village Apartments                  93     95     94
     Autumn Run Apartments                        91     93     94
     Copper Mill Apartments                       95     94     92
     Fox Hollow Apartments <F1>                    -     88     89

     <F1>    Property acquired by lender through foreclosure in July 1992.  1992 average occupancy rate represents average rate from January 1992 through June
     1992.


                         NET PROJECT OPERATIONS INTRODUCTION

             The Net Project Operations tables reflect the components of net project operations for each property in which the Fund had an ownership interest that were included in the Fund's Consolidated Financial Statements for the years then ended. Net project operations should not be considered as an alternative to Net Loss (as presented in the financial statements) as an indicator of the Fund's operating performance or to cash flows as a measure of liquidity. The tables present:

             Net project operations are the rental revenues less operating expenses (subtotal) less the related debt service (principal and interest on an accrual basis exclusive of refinancing and balloon payments).



             A reconciliation of Net Project Operations to Net Loss is included.


                         CENTURY PROPERTIES GROWTH FUND XXII

                              NET PROJECT OPERATIONS<F1>
                                    FOR THE YEAR ENDED DECEMBER 31, 1993
                                           LESS:             LESS:     NET
                                 RENTAL  OPERATING            DEBT   PROJECT
                                REVENUES  EXPENSESSUBTOTAL  SERVICE OPERATIONS
                                --------  -------- -------  ------- ---------
                                           (AMOUNTS IN THOUSANDS)


     Wood Creek Apartments      $ 2,281  $  976   $1,305   $1,217   $    88
     Plantation Creek Apartments  3,222   1,596    1,626    1,347       279
     Stoney Creek Apartments      1,697     924      773      476       297
     Four Winds Apartments        2,094     971    1,123      960       163
     Promontory Point Apartments  1,458     761      697      453       244
     Cooper's Pointe Apartments   1,097     575      522      593       (71)
     Hampton Greens Apartments    1,528     752      776      406       370
     Monterey Village Apartments  1,600     787      813      947      (134)
     Autumn Run Apartments        2,285   1,241    1,044    1,092       (48)
     Copper Mill Apartments       1,260     599      661      374       287
                                -------  ------   ------   ------    ------
     Total                      $18,522  $9,182   $9,340   $7,865    $1,475
                                =======  ======   ======   ======    ======


        <F1> See preceding Net Project Operations Introduction.

                         CENTURY PROPERTIES GROWTH FUND XXII

                              NET PROJECT OPERATIONS<F1>
                                    FOR THE YEAR ENDED DECEMBER 31, 1992
                                           LESS:             LESS:     NET
                                 RENTAL  OPERATING            DEBT   PROJECT
                                REVENUES  EXPENSESSUBTOTAL  SERVICE OPERATIONS
                                --------  -------- -------  ------- ---------
                                           (AMOUNTS IN THOUSANDS)


     Wood Creek Apartments      $ 2,098  $1,000   $1,098   $1,157     $ (59)
     Plantation Creek Apartments  3,015   1,604    1,411    1,347        64
     Fox Hollow Apartments <F2>     688     358      330      464<F3>  (134)
     Stoney Creek Apartments      1,676     908      768      525       243
     Four Winds Apartments        2,024     807    1,217    1,112       105
     Promontory Point Apartments  1,338     756      582      573         9
     Cooper's Pointe Apartments   1,067     564      503      612      (109)
     Hampton Greens Apartments    1,474     749      725      448       277
     Monterey Village Apartments  1,687     788      899      947       (48)
     Autumn Run Apartments        2,292   1,091    1,201    1,177        24
     Copper Mill Apartments       1,164     568      596      374       222
                                -------  ------   ------   ------     -----



     Total                      $18,523  $9,193   $9,330   $8,736     $ 594
                                =======  ======   ======   ======     =====


        <F1> See preceding Net Project Operations Introduction.
        <F2> Property acquired by lender through foreclosure in July 1992 (see
     Note 7 to the consolidated financial statements).
        <F3> Includes payments due on an accrual basis.  Debt service includes payments totalling $368,000 not made by the Fund in 1992.

                         CENTURY PROPERTIES GROWTH FUND XXII

                              NET PROJECT OPERATIONS<F1>
                                    FOR THE YEAR ENDED DECEMBER 31, 1991
                                           LESS:             LESS:     NET
                                 RENTAL  OPERATING            DEBT   PROJECT
                                REVENUES  EXPENSESSUBTOTAL  SERVICE OPERATIONS
                                --------  -------- -------  ------- ---------
                                           (AMOUNTS IN THOUSANDS)


     Wood Creek Apartments      $ 1,912  $1,024   $  888   $1,095     $(207)
     Plantation Creek Apartments  2,935   1,525    1,410    1,306       104
     Fox Hollow Apartments        1,237     670      567      787<F2>  (220)
     Stoney Creek Apartments      1,674     895      779      876       (97)
     Four Winds Apartments        1,962     833    1,129    1,148       (19)
     Promontory Point Apartments  1,195     701      494      779      (285)
     Cooper's Pointe Apartments   1,065     536      529      665      (136)
     Hampton Greens Apartments    1,409     753      656      768      (112)
     Monterey Village Apartments  1,664     730      934      947       (13)
     Autumn Run Apartments        2,283   1,104    1,179    1,065       114
     Copper Mill Apartments       1,150     584      566      353       213
                                -------  ------   ------   ------     -----
     Total                      $18,486  $9,355   $9,131   $9,789     $(658)
                                =======  ======   ======   ======     =====


        <F1> See preceding Net Project Operations Introduction.
        <F2> Includes payments due on an accrual basis.  Debt service includes payments totaling $211,000 not made by the Fund in 1991.

                         CENTURY PROPERTIES GROWTH FUND XXII

                       RECONCILIATION OF NET PROJECT OPERATIONS
                                     TO NET LOSS

                                                        FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                           1993 1992  1991
                                                     (AMOUNTS IN THOUSANDS)

     Net Project Operations                       $ 1,475   $   594  $  (658)

     Less:
     Depreciation                                   4,171     4,594    5,348
     General and administrative expenses              721       595      551

     Other interest expense                           425       405      202

     Plus:
     Interest and other income                         94       170      441
     Principal payments in debt service               605       447      420
     Gain on property disposition                       -       407        -
     Gain on extinguishment of debt                     -     3,403        -
                                                  -------    ------  -------
     Net Loss                                     $(3,143)   $ (573) $(5,898)
                                                  =======    ======  =======


     ITEM 3. LEGAL PROCEEDINGS.

             There are no material pending legal proceedings to which the Fund is a party or to which any of its assets are subject.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             No matter was submitted to a vote of security holders during the period covered by this Report.

                                       PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS.

             The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. Through December 1993 cash distributions from operations have been $15 for each $1,000 of original investment. No market for Limited Partnership Units exists nor is expected to develop.

             As of December 31, 1993 the approximate number of holders of Limited Partnership Units was as follows:

                                                         NUMBER OF
                                                           RECORD
                   TITLE OF CLASS                         HOLDERS*

                   Limited Partnership Units              7,711


     *Number of Investments.

     ITEM 6. SELECTED FINANCIAL DATA.

             The following represents selected financial data for Century Properties Growth Fund XXII for the years ended December 31, 1993, 1992, 1991, 1990 and 1989. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                   FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1993      1992       1991       1990         1989
                                                ----      ----       ----       ----         ----

                                                            (AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)

     TOTAL REVENUES                          $18,616    $19,100   $18,927    $19,144    $18,422
                                             =======    =======   =======    =======    =======
     LOSS BEFORE EXTRAORDINARY ITEM          $(3,143)   $(3,976)  $(5,898)   $(5,354)   $(5,910)

     EXTRAORDINARY ITEM - GAIN ON
      EXTINGUISHMENT OF DEBT                       -      3,403         -          -          -
                                             -------    -------   -------   --------    -------
     NET LOSS                                $(3,143)   $  (573)  $(5,898)  $ (5,354)   $(5,910)
                                             =======    =======   =======  =========   ========
     NET LOSS PER LIMITED PARTNERSHIP
      UNIT<F1>:
            Loss before extraordinary item      $(33)      $(42)     $(63)      $(57)      $(63)
            Extraordinary item - gain on extinguishment
             of debt                               -         36         -          -          -
                                                ----       ----      ----       ----       ----
     NET LOSS                                   $(33)      $ (6)     $(63)      $(57)      $(63)
                                                ====       ====      ====       ====       ====
     TOTAL ASSETS                           $102,995   $106,673  $120,659   $126,602   $132,499
                                            ========   ========  ========   ========   ========
     LONG-TERM OBLIGATIONS:
            Notes payable                    $81,848    $82,453   $95,318    $95,738    $96,333
                                             =======    =======   =======    =======    =======


        <F1> $1,000 original contribution per unit, based on units outstanding during the period after giving effect to the allocation of net loss to the general partner.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             This Item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

     RESULTS OF OPERATIONS

             The markets in which the Fund's properties are located are described below:

     Mesa/
     Phoenix
             The industrial base is highly concentrated in aerospace and high tech electronics which has been significantly affected by defense cutbacks although relocation to Arizona by commercial aircraft companies and catalog centers is having a slight positive effect. However, continued corporate migration from Southern California is expected to be a source of job growth. The apartment market is competitive but occupancy at Wood Creek Apartments remains stable. However, net operating income increased, in part, as a result of an increase in rental revenue due to an increase in rental rates and decreases in utilities and repair and maintenance costs in 1993.

     Atlanta
             Atlanta's economy appears to be recovering. Relocating corporations, 1996 Summer Olympic Games, health services and the F-22 Fighter contract awarded to Lockheed are expected to be major sources of job growth. In addition, UPS Headquarters is planning to relocate to Atlanta, enhancing its image as a regional and national business center. The apartment market remains competitive due to oversupply of available rental units. Plantation Creek Apartments operates in a competitive submarket although occupancy and revenue increased as the economy strengthened.

     Dallas
             The Dallas economy is relatively diversified; however, the recession still lingers where continued defense cutbacks have slowed the growth in employment. These job losses were partially offset by major corporations relocating to the area near the Dallas/FortWorth International Airport causing a recent increase in economic growth in certain submarkets.

     The apartment market remains competitive due to affordability of new single family homes and recent job losses as described above. Occupancy at Stoney Creek Apartments remained stable while occupancy and rental rates have increased slightly at Hampton Greens Apartments.

     Overland Park/
     Kansas City
             The economy began to recover in late 1992. Agriculture and manufacturing remain the dominant industries. A major pharmaceutical corporation has started construction of its new headquarters and a laboratory which is expected to increase job growth in the area. The apartment market remains stable and construction remains virtually non-existent although the availability of favorable home financing has placed pressure on the rental tenant base. Occupancy at Four Winds Apartments remains stable.

     Austin
             Economic growth continues as several high tech companies are expanding or relocating into the area. The apartment market is competitive; however, apartment construction has been virtually non-existent for several years. As a result, occupancy at Promontory Point Apartments and rental rates have increased.

     Charleston
             The economy continues to expand due to employment gains in the services industries. The single family housing market remains very weak, allowing the apartment market to strengthen. Occupancy at Cooper's Pointe Apartments has increased slightly with a slight increase in rental rates.


     Rancho
     Cucamonga
             The Southern California economy including Rancho Cucamonga remains recessionary due to continued cutbacks in the defense industry. However, the Rancho Cucamonga economy has attracted relocating companies from the City of Los Angeles and Orange County due to lower rents and cost of living. In addition, Rancho Cucamonga remains a popular area in which to live and commute to the City of Los Angeles. However, increased competition and a declining tenant base resulted in lower occupancy and rental rates at Monterey Village Apartments.

     Naperville
             The Chicago economy encompasses Naperville and began its recovery only in the latter half of 1992. However, the economy remains weak due to continued layoffs by some corporations in the area. The apartment market is oversupplied and competition is strong whereby rental concessions are common. The affordability and trend towards homeownership has also adversely impacted the rental market. Occupancy and operations at Autumn Run Apartments have decreased slightly.

     Richmond
             The economy began to recover in the second half of 1992, although employment growth is expected to be slow. Construction in the apartment market has virtually ceased allowing the market to somewhat stabilize. Occupancy at Copper Mill Apartments has increased slightly and rental concessions have declined.

     1993 Compared to 1992

             In 1993 some of the Fund's properties experienced an improvement in operations as a result of increased occupancy and/or slight increases in the rental rates due, in part, to improvements in the local economies in which the properties operate. However, the operating results of certain of the Fund's properties continue to be affected by highly competitive market conditions combined with the continued sluggish economy. Markets in some areas remained depressed due, in part, to overbuilding which continued to depress rental rates at some of the Fund's properties. In addition, future military base closures may adversely impact the South Carolina market and consequently, Cooper's Pointe Apartments.

             Loss before extraordinary item decreased $833,000 in 1993 compared to the same period in 1992 primarily due to a decrease in operating, interest and depreciation expenses due to the disposition of Fox Hollow Apartments in July 1992. In addition, interest expense was further reduced by the lower interest rate resulting from the refinancing of Promontory Point in 1992, the reduced interest rate due to the extension on the Four

     Winds Apartments note payable in September 1992 and the reduced interest rate due to the extension of Cooper's Pointe Apartments note payable in 1993. Rental revenue remained steady. Decreases due to the disposition of Fox Hollow Apartments and decreased occupancy at Monterey Village and Autumn Run Apartments offset the increases in rental revenue at Woodcreek and Promontory Point Apartments, due to increased rental rates, and Plantation Creek Apartments, due to increased occupancy. Operating expenses decreased only slightly as operating expense increases at Four Winds Apartments and Autumn Run Apartments substantially offset the disposition of Fox Hollow Apartments. Interest and other income decreased due to a decrease in interest rates and cash available for investments. General and administrative expenses increased due to an increase in amounts paid for portfolio management services as a result of the new services agreement and bad debt expense related to revenue bonds acquired when Fox Hollow was purchased. The gain on property disposition recognized in 1992 relates to Fox Hollow Apartments.

             The extraordinary item-gain on extinguishment of debt recognized in 1992 relates to the discounted prepayment on the Stoney Creek, Hampton Greens and Promontory Point Apartments notes payable.

     1992 Compared to 1991

             Loss before extraordinary item decreased $1,922,000 in 1992 compared to 1991 primarily due to a decrease in interest expense as a result of lower interest rates resulting from the refinancing of Stoney Creek, Hampton Greens and Promontory Point apartments, and a decrease in depreciation expense due to fully depreciated furnishings at certain of the Fund's properties and the disposition of Fox Hollow Apartments. In addition, a gain on property disposition of $407,000 relating to Fox Hollow Apartments was recognized in 1992. These decreases in expenses were offset in part, by a decrease in interest and other income due to a decrease in interest rates and cash available for investment. Rental revenues increased in 1992 compared to 1991 due to increased occupancy and rental rates at certain of the Fund's properties. However, this increase was offset, in part, by a decrease in revenue from the property disposition of Fox Hollow Apartments.

             General and administrative expenses increased due to an increase in amounts paid for portfolio management services as a result of the new services agreement.

             The extraordinary item-gain on extinguishment of debt of $3,403,000 recognized in 1992 relates to the discounted prepayment on the Stoney Creek, Hampton Greens and Promontory Point Apartments notes payable discussed in Note 6.

     FUND LIQUIDITY AND CAPITAL RESOURCES

     Introduction

             The results of net project operations are determined by rental revenues less operating expenses (exclusive of capital improvements and noncash items such as depreciation and amortization) and debt service (see
     Item 2, Properties). During 1993, seven of the Fund's ten properties generated positive net project operations, while Cooper's Pointe, Monterey Village and Autumn Run Apartments experienced negative net project operations. The Fund, after taking into account results of net project operations, interest and other income and general and administrative expenses, experienced positive operations for the year, as defined herein.

     However, to preserve working capital reserves required for necessary capital improvements to properties and provide resources for potential refinancing of properties, cash distributions from operations were suspended beginning with the November 1988 scheduled distribution and remained suspended in 1993. It is anticipated cash distributions will remain suspended in 1994 and into the foreseeable future.

             Net project operations should not be considered as an alternative to Net Loss (as presented in the financial statements) as an indicator of the Fund's operating performance or to cash flows as a measure of liquidity. As presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. Cash was used by investing activities for the purchase of cash investments and additions to rental properties and was provided primarily by proceeds from sale of cash investments. Cash was used by financing activities for notes payable principal payments and financing costs.

     1991

             The Fund obtained a summary judgement against the seller of Promontory Point Apartments for non-payment of property taxes. As a result of the summary judgement, a settlement agreement was reached in the amount of $140,000. This amount represented the initial summary judgement of approximately $100,000 plus legal and other fees incurred by the Partnership in its efforts to collect the amount due. The $140,000 was to be paid by an initial payment of $70,000 and 12 equal monthly payments of approximately $6,000. The Fund received the $70,000 initial payment in the second quarter of 1991 and monthly payments were received as scheduled through 1991 and 1992.

     1992

             The Fund had been pursuing a discounted prepayment on the Stoney Creek and Hampton Greens Apartments notes payable and, in July 1991, received the lender's approval for such discounted prepayment. The discounted prepayments were dependent upon the Fund obtaining replacement financing on the properties which, as discussed in Note 6 to the consolidated financial statements, was obtained in January 1992. The new financing has a variable interest rate, requires monthly interest only payments and matures in January 1995 with an option to extend the maturity date an additional two years.

             The Fund had approached the lender of Fox Hollow Apartments requesting debt modification, including a discounted prepayment of the loan. The discounted prepayment was contingent upon the Fund receiving replacement financing on the property. In connection with these negotiations, only partial debt service payments had been made beginning with the August 1989 payment. In March 1992 a Notice of Default was received by the Fund, and the Fund ceased making debt service payments. As the Fund was unable to obtain replacement financing, the Fund allowed the lender to foreclose on the property in July 1992. As discussed in Note 7 to the consolidated financial statements, the gain on property disposition was $407,000. The total consideration for the property had been $12,168,000, including mortgage financing of $7,984,000 when acquired in January 1985. In the Fund's opinion, any return which the Fund might have realized, through a reasonable period of continued ownership of this property would not have been adequate to offset its anticipated deficits.

             The Fund had been pursuing a discounted prepayment on Promontory Point Apartments and, in January 1992, received the lender's approval for such discounted prepayment. The discounted prepayment was dependent upon the Fund obtaining replacement financing on the property which, as discussed in Note 6 to the consolidated financial statements, was obtained in May 1992.

             The new financing has a variable interest rate, requires monthly interest only payments and matures in April 1997.

             During 1992, Four Winds Apartments suffered significant damage due to a severe hailstorm that struck the property. Property damage was estimated to be $1 million of which approximately $800,000 related to repairing the roof. The Fund submitted a claim for approximately $1 million under its insurance program and has received reimbursement for the total amount. The repairs were substantially completed in 1992.

             The note payable on Four Winds Apartments with a balloon payment of $10,956,000 was due in September 1992. The Fund had an option to extend this loan to September 1995 which it exercised when the loan matured, as discussed in Note 5 to the consolidated financial statements.

     1993

             Erosion under one of the buildings and storm drain damage at Plantation Creek Apartments were discovered during 1992. The cost to repair the foundation and storm drain damage was approximately $180,000 and was not covered by the Fund's insurance policy. Repairs were completed in the first quarter of 1993. In addition, the property has sustained significant termite/dry rot damage. The total cost to repair the termite/dry rot damage was $270,000 of which $127,000 was covered by the Fund's insurance program. Repairs were completed in the fourth quarter of 1993.

             The Fund had a balloon payment on the Cooper's Pointe Apartments' note payable of $5,554,000 due in December 1992. The Fund approached the lender for an extension of the note; however, the initial request was rejected by the lender. The lender issued a notice of default but had agreed not to enforce it until May 14, 1993. The Fund continued to negotiate with the lender for an extension of the due date and, as discussed in Note 5 to the consolidated financial statements, in May 1993 an agreement was reached for an extension of the due date to December 1, 1995. The extension was finalized in July 1993. In addition, a cash management agreement, which was required by the lender in order to complete the modification, provides that the lender will receive any excess cash flow for the property with such payments applied toward the reduction of the outstanding loan balance. Finally, as part of the agreement, the Fund was required to transfer Cooper's Pointe Apartments from a wholly owned subsidiary back to the Fund.

             The Fund had a balloon payment on the Monterey Village Apartments note payable of $8,200,000 due in August 1994 due date. To meet this obligation, the Fund approached the lender for debt modification, including an extension of the August 1994. As discussed in Note 8 to the consolidated financial statements, the Fund finalized modification of the loan in January 1994. The terms of the modification include a seven year extension with a reduction in the interest rate and a principal paydown.

             The Fund has a balloon payment of $3,669,000 due in December 1994 on Copper Mill Apartments. The Fund is currently attempting to obtain replacement financing with a new lender and anticipates that replacement financing will be secured during the second quarter of 1994.

             During 1993, the Fund spent $1,305,000 on additions and improvements to properties, the majority of which was spent at Plantation Creek and Autumn Run Apartments. The Fund expects to spend approximately $1,050,000 on additions and improvements to properties in 1994, the majority of which is to be spent on Woodcreek, Plantation Creek, Hampton Greens and Autumn Run Apartments. The Fund considers these expenditures necessary in order for its properties to remain competitive in their respective markets.

     Conclusion

             At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Fund's strategy as set forth herein as well as upon significant improvement in the performance of the Fund's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required.

             The Fund anticipates that its resources should be sufficient to meet capital and operating requirements into the foreseeable future assuming that replacement financing can be arranged for Copper Mill Apartments. In the event that additional resources are required, the Fund could attempt to arrange further debt modification or refinancing for that purpose.

     __________________________

             Although inflation impacts the Fund's expenses, the Fund has the ability to attempt to offset expense increases through rent increases. Certain expenses may not be impacted by inflation, such as the debt service related to the mortgage financing encumbering the Fund's properties which was generally obtained at fixed interest rates. It is impossible to predict the future impact of inflation on the operations of the Fund's properties, the Fund's ability to successfully pass increased costs through to tenants, or the impact of inflation on the ultimate sales price of the properties.

     ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                         CENTURY PROPERTIES GROWTH FUND XXII
                               (A LIMITED PARTNERSHIP)


                                  TABLE OF CONTENTS

                                                                       PAGE

     Independent Auditors' Report                                        15
     Consolidated Financial Statements:
            Consolidated Balance Sheets at December 31, 1993 and 1992 16 Consolidated Statements of Operations for the Years
             Ended December 31, 1993, 1992 and 1991                      17
            Consolidated Statements of Partners' Equity (Deficiency)
             for the Years Ended December 31, 1993, 1992 and 1991        18
            Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1993, 1992 and 1991                      19
            Notes to Consolidated Financial Statements                   20
     Financial Statement Schedules:
            Schedule X- Consolidated Statements of Operations
             Information for the Years Ended
             December 31, 1993, 1992 and 1991                            25
            Schedule XI -Real Estate and Accumulated
             Depreciation at December 31, 1993                           26

             Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

                             INDEPENDENT AUDITORS' REPORT

     Century Properties Growth Fund XXII:

             We have audited the consolidated financial statements of Century Properties Growth Fund XXII (a limited partnership) ("Partnership"), and its wholly-owned subsidiaries listed in the accompanying table of contents. Our audits also included the financial statement schedules of the Partnership and its wholly-owned subsidiaries listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its wholly-owned subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

             The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership has balloon payments totalling $11,868,000 and $26,511,000 due in 1994 and 1995, respectively, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




     DELOITTE & TOUCHE

     San Francisco, California
     March 18, 1994


                         CENTURY PROPERTIES GROWTH FUND XXII
                               (A LIMITED PARTNERSHIP)

                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1993 AND 1992

                                                      1993            1992

                                        ASSETS
     CASH AND CASH EQUIVALENTS                  $    341,000   $  2,236,000
     RESTRICTED CASH                                 775,000        786,000
     CASH INVESTMENTS                              1,187,000              -
     INTEREST AND OTHER RECEIVABLES                  318,000        145,000
     PREPAID EXPENSES                                202,000        172,000

     RENTAL PROPERTIES:
     Land                                         15,829,000     15,829,000
     Buildings and improvements                  111,785,000    111,125,000
     Furnishings                                  11,626,000     10,981,000
                                                ------------   ------------
     Total                                       139,240,000    137,935,000
     Accumulated depreciation                    (39,860,000)   (35,689,000)
                                                 -----------   ------------

     Rental properties - net                      99,380,000    102,246,000

     DEFERRED FINANCING COSTS - NET                  792,000      1,088,000
                                                ------------   ------------
     TOTAL ASSETS                               $102,995,000   $106,673,000
                                                ============   ============
                           LIABILITIES AND PARTNERS' EQUITY

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES  $      35,000  $      41,000
     ACCRUED INTEREST                                354,000        310,000
     ACCRUED PROPERTY TAXES                        1,083,000      1,030,000
     REFUNDABLE DEPOSITS                             436,000        457,000
     NOTES PAYABLE                                81,848,000     82,453,000
                                                ------------   ------------
     TOTAL LIABILITIES                            83,756,000     84,291,000
                                                ------------   ------------
     PARTNERS' EQUITY (DEFICIENCY):
      GENERAL PARTNER                             (6,814,000)    (6,443,000)
      LIMITED PARTNERS (82,848 units outstanding at
       December 31, 1993 and 1992)                26,053,000     28,825,000
                                                ------------   ------------
     TOTAL PARTNERS' EQUITY                       19,239,000     22,382,000
                                                ------------   ------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY     $102,995,000   $106,673,000
                                                ============   ============

                   See notes to consolidated financial statements.

     /TABLE

                                      CENTURY PROPERTIES GROWTH FUND XXII
                                            (A LIMITED PARTNERSHIP)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
                                                      1993           1992           1991
                                                      ----           ----           ----
     REVENUES:
     Rental                                      $18,522,000    $18,523,000    $18,486,000
     Interest and other income                        94,000        170,000        441,000
     Gain on property disposition                          -        407,000              -
                                                ------------    -----------    -----------
     Total revenues                               18,616,000     19,100,000     18,927,000
                                                ------------    -----------    -----------
     EXPENSES (including $1,249,000 and $1,244,000
      paid to the general partner and affiliates in
      1992 and 1991):
     Operating                                     9,182,000      9,193,000      9,355,000
     Interest                                      7,685,000      8,694,000      9,571,000
     Depreciation                                  4,171,000      4,594,000      5,348,000
     General and administrative                      721,000        595,000        551,000
                                                 -----------    -----------    -----------
     Total expenses                               21,759,000     23,076,000     24,825,000
                                                 -----------    -----------    -----------
     LOSS BEFORE EXTRAORDINARY ITEM               (3,143,000)    (3,976,000)   (5,898,000)

     EXTRAORDINARY ITEM - GAIN ON
      EXTINGUISHMENT OF DEBT                               -      3,403,000              -
                                                 -----------    -----------   ------------
     NET LOSS                                    $(3,143,000)   $  (573,000)  $(5,898,000)
                                                 ===========    ===========   ============
     NET LOSS PER LIMITED PARTNERSHIP UNIT:
     Loss before extraordinary item                     $(33)          $(42)          $(63)
     Extraordinary Item - gain on extinguishment of debt    -            36              -
                                                       -----          -----           ----
     Net loss                                           $(33)          $ (6)          $(63)
                                                        ====           ====           ====
                                See notes to consolidated financial statements.

                                      CENTURY PROPERTIES GROWTH FUND XXII(A LIMITED PARTNERSHIP)

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                GENERAL   LIMITED
                                                PARTNER   PARTNERS   TOTAL

     BALANCE, JANUARY 1, 1991                    $(5,679,000)   $34,532,000    $28,853,000
     NET LOSS                                       (696,000)    (5,202,000)    (5,898,000)
                                                 -----------    -----------     ----------

     BALANCE, DECEMBER 31, 1991                   (6,375,000)    29,330,000     22,955,000
     LOSS BEFORE EXTRAORDINARY ITEM                 (469,000)    (3,507,000)    (3,976,000)
     EXTRAORDINARY ITEM - GAIN ON
      EXTINGUISHMENT OF DEBT                         401,000      3,002,000      3,403,000
                                                 -----------    -----------    -----------
     BALANCE, DECEMBER 31, 1992                   (6,443,000)    28,825,000     22,382,000
     NET LOSS                                       (371,000)    (2,772,000)    (3,143,000)
                                                  ----------    -----------     ----------
     BALANCE, DECEMBER 31, 1993                  $(6,814,000)   $26,053,000    $19,239,000
                                                 ===========    ===========    ===========


                                See notes to consolidated financial statements.

                                      CENTURY PROPERTIES GROWTH FUND XXII
                                            (A LIMITED PARTNERSHIP)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                            1993           1992           1991
                                            ----           ----           ----
  OPERATING ACTIVITIES
  Net loss                               $(3,143,000)   $  (573,000)   $(5,898,000)
  Adjustments to reconcile net loss
  to net cash provided by
   operating activities:
     Depreciation and amortization         4,528,000      4,942,000      5,550,000
     Gain on property disposition                  -       (407,000)             -
     Extraordinary item - gain on
      extinguishment of debt                       -     (3,403,000)             -
     Expenses paid on attempted
      refinancing                                  -         84,000              -
     Changes in operating assets
      and liabilities:
     Interest and other receivables         (173,000)       544,000        337,000
     Prepaid expenses                        (30,000)      (172,000)        78,000
     Accounts payable
       and accrued liabilities                91,000        516,000        438,000
     Refundable deposits                     (21,000)       (61,000)       (63,000)
                                            --------      ---------       --------
  Net cash provided by operating
   activities                              1,252,000      1,470,000        442,000
                                          ----------     ----------     ----------
  INVESTING ACTIVITIES
  Rental properties additions             (1,305,000)      (860,000)      (883,000)
  Purchase of cash investments            (1,782,000)    (3,848,000)    (4,694,000)
  Proceeds from sale of
   cash investments                          595,000      3,848,000      8,482,000
  Restricted cash (increase) decrease         11,000       (139,000)      (437,000)
  Net cash provided (used) by            -----------    -----------    -----------
   investing activities                   (2,481,000)      (999,000)     2,468,000
                                         -----------    -----------    -----------
  FINANCING ACTIVITIES
  Notes payable proceeds                           -     17,700,000              -
  Prepayment penalties paid                        -       (258,000)             -
  Extension fee paid                               -        (55,000)             -
  Notes payable principal payments          (605,000)       (18,79
  Financing costs refunded                    33,000              -              -
  Financing costs paid                       (94,000)      (509,000)      (352,000)
                                         -----------   ------------   ------------
  Net cash used by financing activities     (666,000)    (1,919,000)      (772,000)
                                         -----------   ------------   ------------
  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                            (1,895,000)    (1,448,000)     2,138,000
  Cash and cash equivalents at
   beginning of year                       2,236,000      3,684,000      1,546,000
                                         -----------    -----------    -----------
  CASH AND CASH EQUIVALENTS
   AT END OF YEAR                        $   341,000    $ 2,236,000    $ 3,684,000
                                         ===========    ===========    ===========

                             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid in cash during the year   $7,284,000     $8,006,000     $9,148,000
                                          ==========     ==========     ==========
                  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   Disposition of rental property in 1992 - See Note 7.
   Extinguishment of debt in 1992 - See Note 6.

                                See notes to consolidated financial statements.

                         CENTURY PROPERTIES GROWTH FUND XXII
                               (A LIMITED PARTNERSHIP)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Century Properties Growth Fund XXII ("Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The general partner of the Partnership is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("Fox", formerly known as Fox & Carskadon Financial Corporation), a California corporation, Fox Realty Investors ("FRI", formerly known as Century Partners), a California general partnership, Fox Partners 85, a California general partnership and Fox Associates 84, a California general partnership. The Partnership was organized in January 1984, but did not commence operations until May 1984. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners.

         On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and acquired voting control and assumed operational control over Fox. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Partnership.

         Consolidation - The consolidated financial statements include the statements of the Partnership and its wholly owned subsidiaries, one of which was formed in 1991 into which the Stoney Creek, Hampton Greens and Promontory Point Apartments were transferred. The other subsidiary was formed in December 1992 into which Cooper's Pointe Apartments was transferred. In 1993, Cooper's Pointe Apartments was transferred back to the Partnership (see Note 5). All significant intercompany transactions and balances have been eliminated.

         Basis of Presentation and Operating Strategy - The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 1993 the Partnership had balloon payments totalling $11,869,000 due on two properties, Monterey Village and Copper Mill in August and December of 1994, respectively. In addition, balloon payments totalling $26,511,000 are due in 1995 on Four Winds, Woodcreek and Cooper's Pointe. To meet these obligations the Partnership is attempting or will attempt to obtain debt modification or refinancing of the properties. As discussed in Note 8, in January 1994 the Partnership modified the note payable on Monterey Village extending the note for seven years from the modification date and reducing the interest rate to 8.25%. Discussions on a multi-property financing arrangement involving Copper Mill are ongoing and the Partnership expects to complete the transaction in the first half of 1994. If the Partnership is unable to obtain debt modification or refinancing, it is likely that dispositions of properties with significant balloon payments will occur through sale, foreclosure or transfer to the lenders. The Partnership believes that its current strategy, combined with cash generated from the Partnership's properties with positive operations will allow the Partnership to meet its capital and operating requirements. The outcome of this uncertainty cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from the ultimate outcome of this uncertainty.

         Distributions - Cash distributions from operations have been suspended since 1988 and will continue to be suspended in the foreseeable future to allow the Fund to implement repairs and improvements to the properties and to provide resources for potential refinancing of properties.

         New Accounting Pronouncements - In December 1991, the Financial Accounting Standards Board (FASB) issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments". This Statement will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value.
     Disclosures under this statement will be required in the 1995 financial statements.

         Cash and Cash Equivalents - The Partnership considers cash investments, primarily commercial paper, with an original maturity date of three months or less at the time of purchase to be cash equivalents.

         Rental Properties - Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. Acquisition fees are capitalized as a cost of rental property. Construction interest costs were capitalized as a cost of rental property during the development and construction phase and are expensed as incurred after construction is completed. Lease revenues from the lessee and payments made by the seller pursuant to performance guarantee agreements in excess of the rental property's net operating income (rental revenues less operating expenses) were applied as a reduction of the cost of the related rental property during the construction period and for the first two years after completion of construction, or until two years after acquisition if the property was completed at the time of acquisition.

         Depreciation - Depreciation is computed by the straight-line method over estimated useful lives of 30 years for buildings and improvements and six years for furnishings. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the nex year are not depreciated.

         Deferred Financing Costs - Financing costs are deferred and amortized as interest expense over the lives of the related loans, which range from three to ten years, or expensed, if financing is not obtained.

         Net Loss Per Limited Partnership Unit - The net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 82,848 units outstanding.

         Income Taxes - No provision for Federal and state income taxes has been made in the consolidated financial statements because income taxes are the obligation of the general partner and the limited partners.

         Reclassification - Certain amounts have been reclassified to conform with 1993 presentation.

     2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Partnership's general partner assumed responsibility for cash management of the Partnership as of December 23, 1993 and assumed responsibility for day-to-day management of the Fund's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994. Related party expenses are as follows:


                                            1993        1992         1991

     Property management fees            $     -   $  925,000    $  924,000
     Reimbursement of
      operational expenses:
            Accounting                         -      234,000       245,000
            Investor services                  -       32,000        40,000
            Professional services              -       58,000        35,000
                                         -------  -----------    ----------
     Total                               $     -   $1,249,000    $1,244,000
                                         =======   ==========    ==========

             In accordance with the Partnership Agreement, the general partner received a Partnership management incentive allocation equal to ten percent of net and taxable income (losses) and cash distributions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income (losses) and cash distributions after the above allocation of the Partnership management incentive.

     3.      RESTRICTED CASH

             Restricted cash of $775,000 at December 31, 1993 consists of $175,000 restricted tenant security deposits and $600,000 required to be maintained in accordance with the financing agreements on the Stoney Creek, Hampton Greens and Promontory Point Apartments in order to meet future capital requirements.

     4.      CASH INVESTMENTS

             Cash investments include all cash not considered cash or cash equivalents, as defined in Note 1 or restricted cash, as defined in Note 3.

             Cash investments at December 31, 1993 mature in January and February 1994 at effective interest rates ranging from 3.25 to 3.28 percent per annum.

     5.      NOTES PAYABLE

             Individual rental properties are pledged as collateral for the related notes payable. The notes bear interest at rates from 7.4 to 10.5 percent. The notes are generally payable monthly with balloon payments totalling $11,869,000 in 1994 and $68,633,000 between 1995 and 1997.

             Two of the notes with balloon payments totalling $14,926,000 which had been due in July 1995 and February 1996, respectively, were prepaid when the Partnership obtained replacement financing in January 1992. The new note of $12,500,000 is due in 1995 with the option to extend the due date an additional two years. In addition, a note which had been due in April 1995, with a balloon payment of $6,703,000 was prepaid when the Partnership obtained replacement financing in May 1992. The new note of $5,200,000 is due in April 1997 (see Note 6). Principal payments at December 31, 1993 are required as follows before giving effect to the refinancing discussed in Note 8:

     1994                                                 $12,539,000
     1995                                                  40,571,000
     1996                                                  23,661,000
     1997                                                   5,077,000
                                                          -----------
     Total                                                $81,848,000
                                                          ===========

             Amortization of deferred financing costs totalled $357,000, $348,000 and $202,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

             In July 1993 the Partnership finalized an agreement with the lender for a three year extension of the December 1992 due date on the Cooper's Pointe Apartments note payable of $5,554,000. The loan is due December 1, 1995. The interest rate has been reduced from 11.5 percent to 9 percent through May 31, 1993 and to 8.25 percent through the maturity date. The Partnership paid financing costs of $79,000, of which $53,000 was paid in 1992 in connection with the extension. In addition, a cash management agreement, which was required by the lender in order to complete the modification, provides that the lender will receive any excess cash flow for the property with such payments applied toward the reduction of the outstanding loan balance. Finally, as part of the agreement, the Fund was required to transfer Cooper's Pointe Apartments from a wholly owned subsidiary which held title to the property, back to the Fund.

             The note payable on Four Winds Apartments with a balloon payment of $10,956,000 was due in September 1992. The Partnership had an option to extend the due date to September 1995 which it exercised when the loan matured. The interest rate on the loan has been reduced from 9.5 percent to 7.4 percent.

     6.      EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

             In January 1992 the Partnership obtained replacement financing on the Stoney Creek and Hampton Greens Apartments. The initial advance under the replacement financing totalled $12,500,000. Prior to January 7, 1994, an additional $500,000 could have been drawn upon by the Partnership, provided the properties achieve certain operating results as defined by the terms of the replacement financing agreement. The Partnership did not draw upon any of this amount. The existing notes of $8,135,000 and $7,085,000 with an interest rate of 10.5 percent at December 31, 1991, which had been due in 1995 and 1996, respectively, were prepaid at a discounted amount totalling $12,900,000. As of December 31, 1992, $446,000 had been paid in financing costs. The difference of $400,000 between the initial advance and the discounted prepayment amount and related costs incurred in the close of escrow of $344,000 were paid by the Partnership in 1992. The new financing agreement provides for interest only payments at 3.625 percent over a 90 day LIBOR interest rate with the maximum interest rate not to exceed 12 percent per annum. The note will mature in January 1995 with an option to extend the maturity date an additional two years. The agreement also required the Partnership to transfer the properties into a separate wholly owned subsidiary and to cross-collateralize the properties as security for the loan. The discount amount of $2,320,000, was forgiven by the lender upon prepayment of the original financing and was recognized by the Partnership as extraordinary item - gain on extinguishment of debt in 1992, net of prepayment penalties paid of $258,000 and the write-off of unamortized deferred costs on the original financing of $132,000.

             In May 1992 the Partnership obtained replacement financing of $5,200,000 on Promontory Point Apartments. The existing note of $6,978,000 with an interest rate of 10 percent at March 31, 1992, which had been due in 1995, was prepaid at a discounted amount totalling $5,450,000. In addition, the Partnership paid an extension fee of $55,000 to the existing lender in order to extend the period required to obtain replacement financing. As of December 31, 1992, $283,000 had been paid in financing costs. The difference of $250,000 between the refinancing proceeds and the discounted prepayment was paid by the Partnership in 1992. The new financing agreement provides for interest only payments at 3.75 percent over a 90 day LIBOR interest rate with a 3 year interest rate cap of 11 percent and a pay rate of 8.75 percent.

     The note will mature in April 1997. The agreement also required the Partnership to transfer the property into the wholly owned subsidiary created for Stoney Creek and Hampton Greens Apartments and to cross-collateralize Promontory Point Apartments with these properties as security for the loan. The discount amount of $1,528,000 was forgiven by the lender upon prepayment of the original financing. The discount amount, net of the extension fee paid of $55,000 was recognized by the Partnership as extraordinary item - gain on extinguishment of debt in 1992.

     7.      DISPOSITION OF RENTAL PROPERTY

             In July 1992, the Partnership allowed Fox Hollow Apartments, located in Atlanta, Georgia, to be acquired through foreclosure by the holder of the first loan. Accordingly, the Partnership was relieved of the first note payable of $7,920,000 (which had been due in 1993), $72,000 in accrued property taxes and $934,000 of accrued and unpaid interest. At date of foreclosure, the carrying value of the property was $8,516,000 with closing costs of $3,000. The gain on disposition was $407,000 which was recognized in 1992.

     8.      SUBSEQUENT EVENT

             The Partnership had a balloon payment on the Monterey Village Apartments note payable of $8,200,000 due in August 1994. To meet this obligation the Partnership approached the lender for debt modification and, in January 1994, the Partnership finalized a debt modification agreement with the lender. The terms of the agreement include a seven year extension with a reduction in the interest rate from 10.5 percent to 8.25 percent and a 30 year amortization period in exchange for a principal paydown of approximately $805,000. In connection with the modification, the Partnership paid extension fees and costs of approximately $78,000.

     9.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

             The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                1993         1992         1991

     Net loss - financial statements     $ (3,143,000) $  (573,000)$ (5,898,000)
     Differences resulted from:
      Gain on property disposition                  -    2,760,000            -
      Depreciation                         (1,505,000)  (1,576,000)  (1,431,000)
      Interest expense                        131,000       66,000      (69,000)
      Construction period interest
       amortization                          (374,000)    (374,000)    (374,000)
      Amortization of prepaid costs                 -            -      (15,000)
      Gain on extinguishment of debt                -      757,000            -
      Other                                     5,000      (29,000)       19,000
                                         ------------  ----------- ------------
     Net income (loss) -
      income tax method                  $ (4,886,000) $ 1,031,000 $ (7,768,000)
                                         ============  =========== =============
     Taxable income (loss) per
     limited partnership unit
     after giving effect
     of the allocation to the
     general partner                             $(52)         $11         $(83)
                                                 ====          ===        =====
     Partners' equity
      - financial statements              $19,239,000  $22,382,000  $22,955,000
     Differences resulted from:
      Sales commissions and
        organization expenses              12,427,000   12,427,000   12,427,000
      Depreciation                        (26,273,000) (24,768,000) (26,024,000)
      Payments credited to
        rental properties                   2,056,000    2,056,000    2,548,000
      Interest expense                        177,000       46,000     (630,000)
      Construction period
        interest amortization              (3,252,000)  (2,878,000)  (2,504,000)
      Amortization of prepaid costs                 -            -     (520,000)
      Other                                   (27,000)      (32,000)      (50,000)
                                          -----------  -----------  -----------
     Partners' equity



      - income tax method                 $ 4,347,000  $ 9,233,000  $ 8,202,000
             `                            ===========  ===========  ===========

                                                                      SCHEDULE X

                         CENTURY PROPERTIES GROWTH FUND XXII
                               (A LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                       COLUMN A                       COLUMN B
                                                CHARGED TO EXPENSES

                         ITEM                1993       1992         1991
     1.      Depreciation              $4,171,000   $4,594,000  $5,348,000

     2.      Property taxes            $1,689,000   $1,624,000  $1,742,000

     3.      Maintenance and repairs   $2,622,000   $2,547,000  $2,689,000

     4.      Advertising                 $609,000     $593,000    $564,000

     5.      Amortization of deferred
              financing costs            $357,000     $348,000    $202,000

             As to items omitted, amounts did not exceed one percent of total revenues.

                                                                                                 SCHEDULE XI

                                      CENTURY PROPERTIES GROWTH FUND XXII
                                            (A LIMITED PARTNERSHIP)

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1993

       1   2        3       4        5        6      7        8        9        10      11       12



     Wood Creek Apartments Mesa, Arizona
        $12,005 $ 2,130 $13,440   $  458 $  (118)$ 2,117   $13,793 $15,910   $ 5,040    1985    5/84

     Plantation Creek Apartments Atlanta, Georgia
         13,271   2,653   20,827   1,375           2,655    22,200   24,855    7,647  1977/1978 6/84

     Stoney Creek Apartments Dallas, Texas
          6,750   1,803   12,509     482    (927)  1,689    12,178   13,867    4,229    1983    6/85

     Four Winds Apartments Overland Park, Kansas
         10,762   1,363   14,288     315     (92)  1,357    14,517   15,874    4,069    1987    9/85

     Promontory Point Apartments Austin, Texas
          5,077   1,690   10,129     252    (694)  1,595     9,782   11,377    3,325    1984    10/85

     Cooper's Pointe Apartments Charleston, South Carolina
          5,476     513    6,696     263    (111)    510     6,851    7,361    2,259    1986    11/85

     Hampton Greens Apartments Dallas, Texas
          5,750   2,086    9,474     446           2,086     9,920   12,006    3,420    1986    12/85

     Monterey Village Apartments Rancho Cucamonga, California
          8,255   1,438   10,403      97     (42)  1,433    10,463   11,896    3,114    1987    4/86

     Autumn Run Apartments Naperville, Illinois
         10,804   1,462   14,957     449     (27)  1,458    15,383   16,841    4,452    1987    6/86

     Copper Mill Apartments Richmond, Virginia
          3,698     933    8,061     304     (45)    929    8,324    9,253     2,305    1987    9/86
        ------- ------- --------  ------ ------- ------- ------------------  -------

     TOTAL$81,848$16,071$120,784  $4,441 $(2,056)$15,829 $123,411 $139,240   $39,860
        ======= ======= ========  ====== ======= ======= ==================  =======
                                            See accompanying notes.

     1.       COLUMN A - Description

     2.       COLUMN B - Encumbrances

     3.       COLUMN C - Initial cost to Partnership - Land

     4.       COLUMN C - Initial cost to Partnership - Buildings and
              Improvements

     5.       COLUMN D - Cost Capitalized Subsequent to Acquisition -
              Improvements

     6.       COLUMN D - Cost Capitalized Subsequent to Acquisition -  Carrying
              Costs

     7.       COLUMN E - Gross Amount at Which Carried at Close of Period<F1> -
              Land

     8. COLUMN E - Gross Amount at Which Carried at Close of Period<F1> - Buildings and Improvements

     9. COLUMN E - Gross Amount at Which Carried at Close of Period<F1> - Total<F3>

     10.      COLUMN F - Accumulated Depreciation <F2><F4>

     11.      COLUMN G - Year of Construction

     12.      COLUMN H - Date of Acquisition

                                                                     SCHEDULE XI


                         CENTURY PROPERTIES GROWTH FUND XXII
                               (A LIMITED PARTNERSHIP)

                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1993

     NOTES:

     <F1>    The aggregate cost for Federal income tax purposes is $138,048,000.

     <F2>    Depreciation is computed on lives ranging from six to 30 years.

     <F3>    Balance, January 1, 1991                         $147,881,000
             Improvements capitalized subsequent
              to acquisition                                       883,000
                                                              ------------
             Balance, December 31, 1991                        148,764,000
             Improvements capitalized subsequent
              to acquisition                                       860,000
             Cost of rental property foreclosed on             (11,689,000)
                                                              ------------
             Balance, December 31, 1992                        137,935,000
             Improvements capitalized subsequent
              to acquisition                                     1,305,000
                                                              ------------
             Balance, December 31, 1993                       $139,240,000
                                                              ============
     <F4>    Balance, January 1, 1991                          $28,923,000
             Additions charged to expense                        5,348,000
                                                               -----------
             Balance, December 31, 1991                         34,271,000
             Additions charged to expense                        4,594,000
             Accumulated depreciation on rental
              property foreclosed on                            (3,176,000)
                                                               -----------
             Balance, December 31, 1992                         35,689,000
             Additions charged to expense                        4,171,000
                                                               -----------
             Balance, December 31, 1993                        $39,860,000
                                                               ===========

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

             Not applicable.

                                       PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The Fund has no directors or executive officers. The following are the names and additional information relating to the directors and executive officers of NPI Equity Investments II. On December 6, 1993, NPI Equity II became managing partner of FRI and acquired voting control and assumed operational control over Fox, thereby obtaining management and control of the general partner. By virtue of their positions with NPI Equity II, the listed individuals control the business affairs of the Fund.

     FRI, Fox and their affiliates, including NPI, serve directly or indirectly as general partner of 30 public partnerships.

             MICHAEL L. ASHNER (age 41) has been President and a Director of NPI since 1984, President and a Director of NPI Equity II since 1993 and President and a Director of Fox since December 6, 1993. Since 1991, Mr. Ashner has also served as a Director and President of NPI Equity Investments, Inc. ("NPI Equity I"), an affiliate of NPI Equity II, which serves as the general partner of the seven publicly-held NPI real estate limited partnerships. In addition, since 1981 Mr. Ashner has been President and sole shareholder of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review. Mr. Ashner is a member of the New Jersey, New York and Florida bar associations and is a member of the Executive Council of the Board of Directors of the Multi Housing Council.

             MARTIN LIFTON (age 61) has been the Chairman and a Director of NPI since 1991 and NPI Equity II since 1993 and the Chairman and a Director of Fox since December 6, 1993. In addition, since 1991, Mr. Lifton has served as the Chairman and a Director of NPI Equity I. Mr. Lifton is also Chairman and President of Lifton Company, a real estate investment firm. Since entering the real estate business 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase and construction of apartment complexes in the New York metropolitan area and in the southeastern and midwestern United States. Mr. Lifton was also one of the founders of the Bank of Great Neck of which he is Chairman and a major stockholder. Mr. Lifton received his B.S. degree from the New York University School of Commerce where he majored in real estate.

             ARTHUR N. QUELER (age 47) was a co-founder of NPI, of which he has been Executive Vice President and a Director since 1984. Mr. Queler has also been Executive Vice President and a Director of NPI Equity II since 1993 and of Fox since December 6, 1993. Since 1991, Mr. Queler has been Executive Vice President and a Director of NPI Equity I. In addition, since 1983 Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Prior to 1983, Mr. Queler was a managing general partner of Berg Harquel Associates, a real estate syndication firm, in which capacity he was involved in the acquisition, syndication and management of 23 properties. Mr. Queler is a certified public accountant. He received B.B.A. and M.B.A. degrees from the City College of New York.

             Messrs. Ashner, Lifton and Queler currently are the beneficial owners of all of the outstanding stock of NPI.

     ITEM 11.   EXECUTIVE COMPENSATION

             The Fund does not pay or employ any directors or officers. Compensation to the directors and officers of Fox, the managing general partner of the general partner, and to the partners of FRI, a general partner of the general partner, is paid directly by Fox and FRI, as the case may be.

             The Fund has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Fund issued or established any options or rights relating to the acquisition of its securities or any plans relating to such options or rights. However, the general partner of the Fund has received and is expected to receive certain allocations, distributions and other amounts pursuant to the Fund's limited partnership agreement.

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             There is no person known to the Fund who owns beneficially or of record more than five percent of the voting securities of the Fund. However, the general partner has discretionary control over most of the decisions made by or for the Fund pursuant to the terms of the Fund's limited partnership agreement. The Fund has no directors or officers. The directors and executive officers of the corporate managing partner of the Fund's general partner and the partners of FRI, as a group, own less than one percent of the Fund's voting securities.

             There are no arrangements known to the Fund, the operation of which may, at a subsequent date, result in a change in control of the Fund.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             None.


                                       PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
     8-K.

     (a) 1., 2. and 3. See Item 8 of this Form 10-K for the Consolidated Financial Statements of the Fund, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)
     (b) The following report on Form 8-K was required to be filed during the last quarter covered by this Report:

              DATE OF     ITEM
               MONTH      SUCH    NUMBERS
               FILED     REPORT   REPORTED    DESCRIPTION

             December   12/6/93      1     Changes in Control
                                             of Registrant


     (c) Financial Statement Schedules, if required by Regulation S-K, are included in Item 8.

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CENTURY PROPERTIES FUND XXII

             By: FOX PARTNERS IV
                 Its General Partner

             By: FOX CAPITAL MANAGEMENT CORPORATION
                 A General Partner ("FOX")



             By: /s/ Michael L. Ashner
                ------------------------
                Michael L. Ashner
                President

                Date:  March 18, 1994

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     By:     /s/ Michael L. Ashner     By: /s/ Arthur N. Queler
             ----------------------        ----------------------
             Michael L. Ashner             Arthur N. Queler
             President and Director of     Executive Vice President (Principal
             FOX                           Financial and Accounting Officer)
                                           and Director of
                                           FOX


     By:     /s/ Martin Lifton
             --------------------
             Martin Lifton
             Chairman and Director of
             FOX




     Date:  March 18, 1994