Form 10-Q
period 1994-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1994-05-20
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 1994

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to __________________

                       Commission file number   0-13418

                     Century Properties Growth Fund XXII
            (Exact name of Registrant as specified in its charter)

         California                                   94-2939418
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
    (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code (404) 916-9090

                                     N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ______ No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                                   1 of 10

   CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets

                                                    March 31,     December 31,
                                                       1994            1993
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $    760,000    $    341,000
Restricted cash                                        811,000         775,000
Cash investments                                           -         1,187,000
Receivables and other assets                           712,000         520,000

Real Estate:
   Real estate                                     127,667,000     127,614,000
   Furnishings                                      11,655,000      11,626,000
   Accumulated depreciation                        (40,882,000)    (39,860,000)
                                                  ------------    ------------
Net real estate                                     98,440,000      99,380,000

Deferred financing costs - net                         755,000         792,000
                                                  ------------    ------------
  Total assets                                    $101,478,000    $102,995,000
                                                  ------------    ------------
                                                  ------------    ------------
Liabilities and Partners' Equity

Accrued expenses and other liabilities               1,923,000       1,908,000
Notes payable                                       80,905,000      81,848,000
                                                  ------------    ------------
  Total liabilities                                 82,828,000      83,756,000
                                                  ------------    ------------
Partners' equity:

General partner                                     (6,884,000)     (6,814,000)
Limited partners (82,848 units outstanding at
  March 31, 1994 and December 31, 1993)             25,534,000      26,053,000
                                                  ------------    ------------
  Total partners' equity                            18,650,000      19,239,000
                                                  ------------    ------------
  Total liabilities and partners' equity          $101,478,000    $102,995,000
                                                  ------------    ------------
                                                  ------------    ------------

            See notes to consolidated financial statements.


                                2 of 10

   CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

Consolidated Statements of Operations (Unaudited)

                                                  For the Three Months Ended
                                                March 31, 1994  March 31, 1993
Revenues:

  Rental                                          $4,809,000      $4,527,000
  Interest and other income                           22,000          24,000
                                                  ----------      ----------
    Total revenues                                 4,831,000       4,551,000
                                                  ----------      ----------
Expenses:

  Operating                                        2,377,000       2,282,000
  Interest                                         1,874,000       1,957,000
  Depreciation                                     1,022,000       1,105,000
  General and administrative                         147,000         133,000
                                                  ----------      ----------
    Total expenses                                 5,420,000       5,477,000
                                                  ----------      ----------
Net loss                                          $ (589,000)     $ (926,000)
                                                  ----------      ----------
                                                  ----------      ----------
Net loss per limited partnership unit             $       (6)     $      (10)
                                                  ----------      ----------
                                                  ----------      ----------

            See notes to consolidated financial statements.

                                3 of 10

   CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

Consolidated Statements of Cash Flows (Unaudited)

                                                    For the Three Months Ended
                                                  March 31, 1994  March 31, 1993
Operating Activities:

Net loss                                            $ (589,000)     $ (926,000)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                      1,113,000       1,195,000
Changes in operating assets and liabilities:
  Receivables and other assets                        (192,000)         38,000
  Accrued expenses and other liabilities                15,000        (139,000)
                                                    ----------      ----------
Net cash provided by operating activities              347,000         168,000
                                                    ----------      ----------

Investing Activities:

Additions to rental properties                         (82,000)       (248,000)
Proceeds from sale of cash investments               1,187,000             -
Purchase of cash investments                               -          (595,000)
Restricted cash (increase) decrease                    (36,000)          5,000
                                                    ----------      ----------
Net cash provided by (used in) investing
  activities                                         1,069,000        (838,000)
                                                    ----------      ----------
Financing Activities:

Repayment of note on debt modification                (805,000)            -
Notes payable principal payments                      (138,000)       (141,000)
Financing costs (paid) refunded                        (54,000)         10,000
                                                    ----------      ----------
Net cash (used in) financing activities               (997,000)       (131,000)
                                                    ----------      ----------
Increase (Decrease) in Cash and Cash Equivalents       419,000        (801,000)

Cash and Cash Equivalents at Beginning of Period       341,000       2,236,000
                                                    ----------      ----------
Cash and Cash Equivalents at End of Period          $  760,000      $1,435,000
                                                    ----------      ----------
                                                    ----------      ----------
Supplemental Disclosure of Cash Flow
  Information:
  Interest paid in cash during the period           $1,784,000      $1,913,000
                                                    ----------      ----------
                                                    ----------      ----------

            See notes to consolidated financial statements.

                                4 of 10

      CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1993.
Certain balance sheet accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

The results of operations for the three months ended March 31, 1994 and

1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

(a) An affiliate of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $51,000 during the period ended March 31, 1994. These reimbursements are primarily included in general and administrative expenses.

(b) NPI Property Management Corporation ("NPI Management"), an affiliate of MGP, is entitled to receive a management fee equal to 5% of gross receipts from certain properties it manages. For the period ended March 31, 1994, NPI Management received $69,000, which is included in operating expenses.

3.  Notes Payable

The Partnership finalized a debt modification agreement with the Monterey Village Apartments mortgagee. The terms of the loan include a seven year extension with a reduction in the interest rate from 10.50 percent to 8.25 percent and a 30 year amortization period in exchange for a principal payment of $805,000. In connection with the modification, the Partnership paid extension fees and costs totalling $78,000. The amount of financing costs paid during the period ended March 31, 1994 was $54,000.

The Partnership has balloon payments due as follows:

Property                   Maturity Date     Payment
- - -------------------------  -------------   ----------
Copper Mill Apartments         12/94       $3,669,000
Hampton Greens Apartments       1/95       $5,750,000
Stoney Creek Apartments         1/95       $6,750,000

The ability to hold and operate these properties is dependent on the Partnership's ability to obtain refinancing or debt modification as required.

                                   5 of 10

      CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

The Fund holds investments in and operates residential real estate properties. The Fund receives rental income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations. As of May 1, 1994, one of the eleven properties originally purchased by the Fund was lost through foreclosure.

The Fund uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1988. It is not currently anticipated that the Fund will make any distributions from operations in the near future.

Liquidity based on cash and cash equivalents experienced a $419,000 increase at March 31, 1994, as compared to December 31, 1993. The Fund's $347,000 of cash from operating activities and $1,187,000 of proceeds from sale of cash investments (investing activities) were partially offset by $82,000 of additions to rental properties (investing activities), a $36,000 increase in restricted cash (investing activities), $943,000 of notes payable principal payments and $54,000 of financing costs (financing activities). The increase in cash provided by operating activities is primarily due to the decrease in net loss for the three months ended March 31, 1994. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are currently being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. It is the opinion of the Managing General Partner that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1994 and the foreseeable future. However, in December 1994, and in 1995 through 1997, the Fund will have to arrange refinancings or debt modifications. If necessary, the Fund could dispose of the properties with significant balloon payments, in order to reduce future cash requirements.

If the December 1994 and January 1995 balloon payments are not refinanced or extended, or the properties are not sold, the properties could be lost through foreclosure. If Copper Mill, Hampton Greens and Stoney Creek Apartments are lost through foreclosure, the Fund would incur a loss of approximately $3,200,000, $2,800,000 and $2,900,000, respectively.

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Fund's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required.

                                6 of 10


   CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, the Fund's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties are relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in operating expenses during 1994. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for the Fund's properties in the future.

Results of Operations

Three Months Ended March 31, 1994 vs. March 31, 1993

Operating results improved by $337,000 for the three months ended March 31, 1994, as compared to 1993, due to increases in revenues of $280,000 and decreases in expenses of $57,000.

Revenues increased by $280,000 for the three months ended March 31, 1994, as compared to 1993, due to an increase of $282,000 in rental income which was partially offset by a decrease of $2,000 in interest and other income. Revenues increased primarily due to increases in rental rates at Plantation Creek Apartments and improved occupancy at all the Fund's properties, except for Monterey Village Apartments (which declined) and Cooper's Pointe (which remained constant).

Expenses decreased by $57,000 due to decreases in interest expense of $83,000 and depreciation of $83,000, which were only partially offset by increases in operating expenses of $95,000 and general and administrative expenses of $14,000. Interest expense decreased due to a repayment of a portion of the loan principal and the lower interest rate on the January 1994 debt modification on the Fund's Monterey Village Apartments. Depreciation expense decreased due to the effect of assets becoming fully depreciated in the prior year. Operating expenses increased due to maintenance and rent-up expenses performed at the Fund's Autumn Run, Copper Mill, Monterey Village, Promontory and Wood

Creek Apartments. General and administrative expenses increased primarily due to costs associated with the management transition.

                                   7 of 10

       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued).

Properties

A description of the properties in which the Fund has an ownership interest during the period covered by this report, along with occupancy data, follows:

                     CENTURY PROPERTIES GROWTH FUND XXII

                              OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1994 and 1993

                                                       Average
                                                      Occupancy
                               Number                  Rate (%)
                                 of     Date of        March 31,
Name and Location               Units   Purchase     1994     1993
- - ----------------------------   ------   --------     ----     ----
Wood Creek Apartments            432      05/84       98       96
Mesa, Arizona

Plantation Creek Apartments      484      06/84       97       90
Atlanta, Georgia

Stoney Creek Apartments          364      06/85       93       91
Dallas, Texas

Four Winds Apartments            350      09/85       96       95
Overland Park, Kansas

Promontory Point Apartments      252      10/85       97       95
Austin, Texas

Cooper's Pointe Apartments       192      11/85       90       90
Charleston, South Carolina

Hampton Greens Apartments        309      12/85       94       93
Dallas, Texas

Monterey Village Apartments      224      04/86       89       96
Rancho Cucamonga, California

Autumn Run Apartments            320      06/86       97       86
Naperville, Illinois


Copper Mill Apartments           192      09/86       94       93
Richmond, Virginia

                                   8 of 10

      CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.

                                  9 of 10

   CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1994

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY PROPERTIES GROWTH FUND XXII

                              By: FOX PARTNERS IV,
                                  A California General Partnership,
                                  its general partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A California Corporation,
                                  its general partner

                              ----------------------------------------------
                              ARTHUR N. QUELER
                              Executive Vice President (Principal
                              Financial and Accounting Officer)
                              and Director of Fox

                                 10 of 10