Form 10-Q
period 1994-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1994-08-12
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1994

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to ___________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No_____

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                                      1 of 13
         CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets
                                                   June 30,        December 31,
                                                   1994            1993
                                                   (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $     404,000   $     341,000
Restricted cash                                         777,000         775,000
Cash investments                                             -         1,187,000
Receivables and other assets                          1,351,000         520,000

Real Estate:
   Real estate                                      127,667,000     127,614,000
   Furnishings                                       11,779,000      11,626,000
   Accumulated depreciation                         (41,912,000)    (39,860,000)
                                                  _____________   _____________

Net real estate                                      97,534,000      99,380,000

Deferred financing costs, net                           665,000         792,000
                                                  _____________   _____________

  Total assets                                    $ 100,731,000   $ 102,995,000
                                                  =============   =============

Liabilities and Partners' Equity

Accrued expenses and other liabilities                2,078,000       1,908,000
Notes payable                                        80,666,000      81,848,000
                                                  _____________   _____________

  Total liabilities                                  82,744,000      83,756,000
                                                  _____________   _____________

Partners' equity (deficit):

General partner                                      (6,962,000)     (6,814,000)
Limited partners (82,848 units outstanding at
  June 30, 1994 and December 31, 1993)               24,949,000      26,053,000
                                                  _____________   _____________

  Total partners' equity                             17,987,000      19,239,000
                                                  _____________   _____________

  Total liabilities and partners' equity          $ 100,731,000   $ 102,995,000
                                                  =============   =============








               See notes to consolidated financial statements.

                                    2 of 13
       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994

Consolidated Statements of Operations (Unaudited)



                                                   For the Six Months Ended
                                                   June 30, 1994   June 30, 1993


Revenues:

  Rental                                          $   9,631,000   $   9,089,000
  Interest and other income                              37,000          51,000
                                                  _____________   _____________

    Total revenues                                    9,668,000       9,140,000
                                                  _____________   _____________


Expenses:

  Operating                                           4,782,000       4,430,000
  Interest                                            3,712,000       3,846,000
  Depreciation                                        2,052,000       2,134,000
  General and administrative                            374,000         385,000
                                                  _____________   _____________

    Total expenses                                   10,920,000      10,795,000
                                                  _____________   _____________

Net loss                                          $  (1,252,000)  $  (1,655,000)
                                                  =============   =============

Net loss per limited partnership unit             $         (13)  $         (18)
                                                  =============   =============






                     See notes to consolidated financial statements.

                                        3 of 13
            CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994



Consolidated Statements of Operations (Unaudited)

                                                   For the Three Months Ended
                                                   June 30, 1994   June 30, 1993


Revenues:

  Rental                                          $   4,822,000   $   4,562,000
  Interest and other income                              15,000          27,000
                                                  _____________   _____________

    Total revenues                                    4,837,000       4,589,000
                                                  _____________   _____________


Expenses:

  Operating                                           2,405,000       2,148,000
  Interest                                            1,838,000       1,889,000
  Depreciation                                        1,030,000       1,029,000
  General and administrative                            227,000         252,000
                                                  _____________   _____________

    Total expenses                                    5,500,000       5,318,000
                                                  _____________   _____________

Net loss                                          $    (663,000)  $    (729,000)
                                                  =============   =============

Net loss per limited partnership unit             $          (7)  $          (8)
                                                  =============   =============




                 See notes to consolidated financial statements.

                                       4 of 13
        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994


Consolidated Statements of Cash Flows (Unaudited)

                                                   For the Six Months Ended
                                                   June 30, 1994   June 30, 1993
Operating Activities:

Net loss                                          $  (1,252,000)  $  (1,655,000)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                       2,232,000       2,316,000
Changes in operating assets and liabilities:
  Receivables and other assets                         (831,000)        (49,000)
  Accounts payable and other liabilities                170,000         (91,000)
                                                  _____________   _____________

Net cash provided by operating activities               319,000         521,000
                                                  _____________   _____________

Investing Activities:

Additions to rental properties                         (206,000)       (532,000)
Purchase of cash investments                                -          (595,000)
Proceeds from cash investments                        1,187,000         595,000
Restricted cash (increase) decrease                      (2,000)          4,000
                                                  _____________   _____________

Net cash provided by (used in)
  investing activities                                  979,000        (528,000)
                                                  _____________   _____________

Financing Activities:

Repayment of note on debt modification                 (805,000)            -
Notes payable principal payments                       (377,000)       (308,000)
Financing costs (paid) refunded                         (53,000)          5,000
                                                  _____________   _____________

Net cash (used in) financing activities              (1,235,000)       (303,000)
                                                  _____________   _____________

Increase (Decrease) in Cash and Cash
  Equivalents                                            63,000        (310,000)

Cash and Cash Equivalents at Beginning
  of Period                                             341,000       2,236,000
                                                  _____________   _____________

Cash and Cash Equivalents at End of Period        $     404,000   $   1,926,000
                                                  =============   =============

Supplemental Disclosure of Cash Flow
  Information:
   Interest paid in cash during the period        $   3,465,000   $   3,655,000
                                                  =============   =============








                    See notes to consolidated financial statements.

                                      5 of 13


           CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994

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

   The results of operations for the six and three months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. Transactions with Related Parties

   (a) Affiliates of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $112,000 during the six months ended June 30, 1994. These reimbursements are primarily included in general and administrative expenses.

   (b) NPI Property Management Corporation ("NPI Management"), an affiliate of MGP, is entitled to receive a management fee equal to 5% of annual gross receipts from certain properties it manages. For the six months ended June 30, 1994, NPI Management received $320,000. These fees are included in operating expenses.

   (c) Included in operating expenses for the six months ended June 30, 1994 is $298,000 of insurance premiums, which were paid to NPI Management under a master insurance policy arranged for by MGP.

3. Notes Payable

   The Partnership finalized a debt modification agreement with the Monterey Village Apartments mortgagee in January 1994. The terms of the loan include a seven year extension with a reduction in the interest rate from 10.50 percent to 8.25 percent and a 30 year amortization period in exchange for a principal payment of $805,000. In connection with the modification, the Partnership paid extension fees and costs totalling $78,000. The amount of financing costs paid during the period ended June 30, 1994 was $53,000.

   The Partnership has balloon payments due as follows:


   Property                    Maturity Date        Payment

   Copper Mill Apartments           12/94         $3,669,000
   Hampton Greens Apartments         1/95         $5,750,000
   Stoney Creek Apartments           1/95         $6,750,000




                                     6 of 13
        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Notes Payable (Continued)

   The Hampton Green mortgage can be extended for two 1 year periods, as defined. The Partnership has received terms from the existing lender to modify and extend the terms of the Copper Mill Apartments and Cooper's Pointe Apartments loans. It is anticipated that these loan
   modifications will be executed in the third quarter of 1994.   The
   ability to hold and operate these properties is dependent on the Partnership's ability to obtain refinancing or debt modification as required.






                                   7 of 13
       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

The Fund holds investments in and operates residential real estate properties. The Fund receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1994, one of the eleven properties originally purchased by the Fund was lost through foreclosure. All of the Fund's properties, except for its Cooper's Pointe property, generated positive cash flow from operations during the six months ended June 30, 1994.

The Fund uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1988. In order to preserve working capital for potential refinancing of properties with balloon payments (with maturity dates beginning in 1994), it is not currently anticipated that the Fund will make any distributions from operations in the near future.

Liquidity based upon cash and cash equivalents experienced a $63,000 increase at June 30, 1994, as compared to December 31, 1993. The Fund's $319,000 of cash from operating activities and $979,000 of cash from investing activities were substantially offset by $1,235,000 of cash used in financing activities. The increase in cash from investing activities included $1,187,000 of proceeds from cash investments which was partially offset by $206,000 of additions to real estate and a $2,000 increase in restricted cash. As described in Item 1, Note 3, cash used in financing activities consisted of an $805,000 partial repayment of the mortgage encumbering the Fund's Monterey Village Apartments property, as well as $377,000 of notes payable principal payments and $53,000 of financing costs.

Working capital reserves are currently in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1994 and the foreseeable future. In December 1994, and in 1995 through 1997, the Fund will have to arrange refinancings or debt modifications. If necessary, the Fund could dispose of the properties with significant balloon payments, in order to reduce future cash requirements.

If the notes with December 1994 and January 1995 balloon payments are not refinanced or extended, or the properties are not sold, the properties could be lost through foreclosure. If Copper Mill, Hampton Greens and Stoney Creek Apartments are lost through foreclosure, the Fund would incur a loss of approximately $3,100,000, $2,700,000 and $2,700,000, respectively. The Fund is in various stages of negotiations with the lenders on these properties, as well as with the lender on the Cooper's Pointe property (due December 1995). The Partnership has received terms from the existing lender to modify and extend the terms of the Copper Mill Apartments and Cooper's Pointe Apartments loans. It is anticipated that these loan modifications will be executed in the third quarter of 1994.
The mortgage encumbering Hampton Green has two 1 year extensions available, as defined. The Managing General Partner expects to receive an extension or refinance these mortgage obligations.



                                   8 of 13
     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Fund's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, the Fund's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties are relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in operating expenses during 1994. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for the Fund's properties in the future.

Results of Operations

Six Months Ended June 30, 1994 vs. June 30, 1993

Operating results improved by $403,000 for the six months ended June 30, 1994, as compared to 1993, due to increases in revenues of $528,000 and in expenses of $125,000.

Revenues increased by $528,000 for the six months ended June 30, 1994, as compared to 1993, due to an increase of $542,000 in rental income, which was slightly offset by a decrease of $14,000 in interest and other income. Revenues increased primarily due to an increase in rental rates at Plantation Creek Apartments and improved occupancy at all the Fund's properties, except for Monterey Village Apartments and Four Winds Apartments.

Expenses increased by $125,000 for the six months ended June 30, 1994, as compared to 1993, due to an increase of $352,000 in operating expenses which was only partially offset by decreases of $134,000 in interest expense, $82,000 in depreciation expense and $11,000 in general and administrative expenses. Operating expenses increased due to maintenance and rent-up expenses performed at the Fund's Autumn Run, Cooper Mill, Monterey Village, Promontory Point and Wood Creek Apartments,




                                   9 of 13
      CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Six Months Ended June 30, 1994 vs. June 30, 1993 (Continued)

which were slightly offset by decreases in maintenance and rent-up expenses at the Fund's Cooper's Pointe and Plantation Creek Apartments. Interest expense decreased primarily due to the partial repayment and lower interest rate resulting from the January 1994 debt modification on the mortgage encumbering the Fund's Monterey Village Apartments. Depreciation expense decreased due to the effect of assets becoming fully depreciated. General and administrative expenses declined due to lower than normal expenses in the second quarter of 1994.

Three Months Ended June 30, 1994 vs. June 30, 1993

Operating results improved by $66,000 for the three months ended June 30, 1994, as compared to 1993, due to increases in revenues of $248,000 and expenses of $182,000.

Revenues increased by $248,000 for the three months ended June 30, 1994, as compared to 1993, due to an increase of $260,000 in rental income, which was slightly offset by a decrease of $12,000 in interest and other income. Revenues increased primarily due to an increase in rental rates at Plantation Creek Apartments and improved occupancy at all the Fund's properties, except for Monterey Village Apartments, Four Winds Apartments and Promontory Point Apartments. Occupancy at Stoney Creek Apartments remained constant.

Expenses increased by $182,000 for the three months ended June 30, 1994, as compared to 1993, due to an increase of $257,000 in operating expenses and $1,000 in depreciation expense, which was only partially offset by decreases of $51,000 in interest expense and $25,000 in general and administrative expenses. Operating expenses increased due to maintenance and rent-up expenses performed at the Fund's Autumn Run, Cooper Mill, Monterey Village, Promontory Point and Wood Creek Apartments, which were slightly offset by decreases in maintenance and rent-up expenses at the Fund's Cooper's Pointe and Plantation Creek Apartments. Interest expense decreased primarily due to a repayment and lower interest rate resulting from the January 1994 debt modification on the mortgage encumbering the Fund's Monterey Village Apartments property. General and administrative expenses declined due to lower than normal expenses in the second quarter of 1994. Depreciation expense remained constant as the effect of assets becoming fully depreciated was offset by an under accrual during the three months ended June 30, 1993.



                                   10 of 13
       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Properties

A description of the properties in which the Fund has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                    CENTURY PROPERTIES GROWTH FUND XXII

                             OCCUPANCY SUMMARY

                                                      Average
                                                 Occupancy Rate (%)
                                              Six Months Three Months
                                                 Ended       Ended
                         Number of  Date of     June 30,    June 30,
Name and Location          Units   Purchase    1994 1993   1994  1993

Wood Creek Apartments       432      05/84      97    93    95    89
Mesa, Arizona

Plantation Creek
  Apartments                484      06/84      97    90    97    91
Atlanta, Georgia

Stoney Creek Apartments     364      06/85      92    90    91    91
Dallas, Texas

Four Winds Apartments       350      09/85      94    95    93    96
Overland Park, Kansas

Promontory Point
  Apartments                252      10/85      95    94    93    94
Austin, Texas

Cooper's Pointe
  Apartments                192      11/85      93    91    96    92
Charleston, South
 Carolina

Hampton Greens Apartments   309      12/85      95    93    95    93
Dallas, Texas

Monterey Village
  Apartments                224      04/86      90    94    92    93
Rancho Cucamonga,
 California

Autumn Run Apartments       320      06/86      96    87    95    88
Naperville, Illinois

Copper Mill Apartments      192      09/86      96    95    98    96
Richmond, Virginia



                                      11 of 13
         CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994

                            PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        On April 29, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the change in the Fund's accountants from Deloitte & Touche to Imowitz Koenig & Company. No other Reports on Form 8-K were filed during the period covered by this Report.








                                    12 of 13
         CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1994


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


                       CENTURY PROPERTIES GROWTH FUND XXII

                       By: FOX PARTNERS IV,
                           A California General Partnership,
                           its general partner

                       By: FOX CAPITAL MANAGEMENT CORPORATION,
                           A California Corporation,
                           its general partner



                       /S/ARTHUR N. QUELER
                       ARTHUR N. QUELER
                       Executive Vice President (Principal
                       Financial and Accounting Officer)
                       and Director of Fox








                                   13 of 13