Form 10-Q
period 1994-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1994-11-10
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1994
                                              ------------------
                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ___________

                       Commission file number   0-13418
                                                -------

                      Century Properties Growth Fund XXII
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)

       California                                            94-2939418
    -----------------------------------------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia      30328
       --------------------------------------------------------------------
       (Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
   -------------------------------------------------------------------------
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X           No
                                       -----           -----

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


                                   1 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets

                                             September 30,  December 31,
                                                1994           1993
                                             (Unaudited)     (Audited)
Assets

Cash and cash equivalents                $      232,000   $    341,000
Restricted cash                                 795,000        775,000
Cash investments                                    -        1,187,000
Other assets                                  1,952,000        520,000

Real Estate:
   Real estate                              127,667,000    127,614,000
   Furnishings                               11,962,000     11,626,000
   Accumulated depreciation                 (42,942,000)   (39,860,000)
                                         --------------   ------------

Net real estate                              96,687,000     99,380,000

Deferred financing costs, net                   798,000        792,000
                                         --------------   ------------
  Total assets                           $  100,464,000   $102,995,000
                                         --------------   ------------
                                         --------------   ------------

Liabilities and Partners' Equity

Accrued expenses and other liabilities        2,530,000      1,908,000
Notes payable                                80,499,000     81,848,000

                                         --------------   ------------

  Total liabilities                          83,029,000     83,756,000
                                         --------------   ------------

Partners' equity (deficit):

General partner                              (7,027,000)    (6,814,000)
Limited partners (82,848 units
  outstanding at September 30, 1994 and
  December 31, 1993)                         24,462,000     26,053,000
                                         --------------   ------------

  Total partners' equity                     17,435,000     19,239,000
                                         --------------   ------------

  Total liabilities and partners' equity $  100,464,000   $102,995,000
                                         --------------   ------------
                                         --------------   ------------


                See notes to consolidated financial statements.

                                    2 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994



Consolidated Statements of Operations (Unaudited)

                                            For the Nine Months Ended
                                           September 30   September 30,
                                               1994           1993

Revenues:

  Rental                                 $   14,587,000   $ 13,735,000
  Interest and other income                      47,000         73,000
                                         --------------   ------------
   Total revenues                            14,634,000     13,808,000
                                         --------------   ------------

Expenses:

  Operating                                   7,326,000      6,915,000
  Interest                                    5,609,000      5,777,000
  Depreciation                                3,082,000      3,114,000
  General and administrative                    421,000        545,000
                                         --------------   ------------
   Total expenses                            16,438,000     16,351,000
                                         --------------   ------------
Net loss                                 $   (1,804,000)  $ (2,543,000)
                                         --------------   ------------
                                         --------------   ------------

Net loss per limited partnership unit    $          (19)  $        (27)
                                         --------------   ------------
                                         --------------   ------------


                See notes to consolidated financial statements.

                                    3 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994



Consolidated Statements of Operations (Unaudited)


                                           For the Nine Months Ended
                                           September 30   September 30,
                                               1994           1993
Revenues:

  Rental                                    $ 4,956,000  $ 4,646,000
  Interest and other income                      10,000       22,000
                                            -----------  -----------
   Total revenues                             4,966,000    4,668,000
                                            -----------  -----------

Expenses:

  Operating                                   2,544,000    2,485,000
  Interest                                    1,897,000    1,931,000
  Depreciation                                1,030,000      980,000
  General and administrative                     47,000      160,000
                                            -----------  -----------
   Total expenses                             5,518,000    5,556,000
                                            -----------  -----------
Net loss                                    $  (552,000) $  (888,000)
                                            -----------  -----------
                                            -----------  -----------
Net loss per limited partnership unit       $        (6) $        (9)
                                            -----------  -----------
                                            -----------  -----------


                See notes to consolidated financial statements.

                                    4 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994


Consolidated Statements of Cash Flows (Unaudited)


                                               For the Nine Months Ended
                                               September 30   September 30,

                                                    1994           1993
Operating Activities:


Net loss                                          $(1,804,000) $(2,543,000)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                     3,349,000    3,385,000
  Financing costs paid                               (273,000)     (71,000)
Changes in operating assets and liabilities:
  Other assets                                     (1,432,000)    (131,000)
  Accrued expenses and other liabilities              622,000      265,000
                                                  -----------  -----------

Net cash provided by operating activities             462,000      905,000
                                                  -----------  -----------

Investing Activities:

Additions to rental properties                       (389,000)    (852,000)
Purchase of cash investments                              -     (1,188,000)
Proceeds from cash investments                      1,187,000      595,000
Restricted cash (increase) decrease                   (20,000)       8,000
                                                  -----------  -----------

Net cash provided by (used in) investing
  activities                                          778,000   (1,437,000)
                                                  -----------  -----------

Financing Activities:

Repayment of note on debt modification               (805,000)      33,000
Notes payable principal payments                     (544,000)    (442,000)
                                                  -----------  -----------

Net cash (used in) financing activities            (1,349,000)    (409,000)
                                                  -----------  -----------

Decrease in Cash and Cash Equivalents                (109,000)    (941,000)

Cash and Cash Equivalents at Beginning of Period      341,000    2,236,000
                                                  -----------  -----------

Cash and Cash Equivalents at End of Period        $   232,000  $ 1,295,000
                                                  -----------  -----------
                                                  -----------  -----------

Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $ 5,263,000  $ 5,485,000
                                                  -----------  -----------
                                                  -----------  -----------


                See notes to consolidated financial statements.

                                    5 of 13

    CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1993. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

    The results of operations for the nine and three months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties
    (a) Affiliates of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $136,000 during the nine months ended September 30, 1994. These reimbursements are primarily included in general and administrative expenses.

    (b) On August 10, 1994, NPI Property Management Corporation ("NPI Management") transferred its management agreement to NPI-AP Management, L.P. ("NPI-AP Management"), an affiliate of MGP. NPI Management and NPI-AP Management are entitled to receive a management fee equal to 5% of annual gross receipts from certain properties it manages. For the nine months ended September 30, 1994, NPI Management and NPI-AP Management received $563,000. These fees are included in operating expenses.

3.  Notes Payable

    (a) The Partnership finalized a debt modification agreement with the Monterey Village Apartments mortgagee in January 1994. The terms of the loan include a seven year extension with a reduction in the interest rate from 10.50 percent to 8.25 percent and a 30 year amortization period in exchange for a principal payment of $805,000. In connection with the modification, the Partnership incurred extension fees and costs totalling $78,000. The amount of financing costs paid during the period ended September 30, 1994 was $53,000.

    (b) On September 1, 1994, the Partnership completed a debt modification agreement with the Cooper s Pointe Apartments mortgagee. The loan requires monthly payments of $46,000 at 8.25% and is being amortized over 20 years. The loan matures on August 31, 1999 with a balloon payment of $4,746,000. As specified in the loan documents, the Partnership is required to make monthly deposits of $7,000 to a replacement reserve for future capital improvements. The Partnership incurred costs and extension fees in connection with this modification of $49,000.


                                   6 of 13

    CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  Notes Payable (Continued)

    (c) On September 1, 1994, the Partnership completed a debt modification agreement with the Copper Mill Apartments mortgagee. The loan requires monthly payments of $31,000 at 8.25% and is being amortized over 20 years. The loan matures on August 31, 1999 with a balloon payment of $3,240,000. As specified in the loan documents, the Partnership is required to make monthly deposits of $5,000 to a replacement reserve for future capital improvements. The Partnership incurred costs and extension fees in connection with this modification of $121,000.

        The loans securing Copper Mill Apartments and Cooper Pointe Apartments are cross collateralized.

        The Partnership has balloon payments due as follows:

        Property               Maturity Date               Payment

        Hampton Greens Apartments  1/95                 $5,750,000
        Stoney Creek Apartments    1/95                 $6,750,000

        The Partnership has received a loan commitment to refinance the Hampton Greens, Stoney Creek, Wood Creek and Promontory Point Apartment notes. The Wood Creek and Promontory Point Apartments mortgages mature November 1995 and April 1997, respectively. In September 1994, the Partnership paid a $50,000 application fee in connection with the proposed refinancing of the four referenced properties. It is anticipated that these loan refinancings will be finalized in the fourth quarter of 1994. The ability to hold and operate these properties is dependent on the Partnership s ability to obtain refinancing or debt modification as required.

4.  Subsequent Events

    On October 12, 1994, National Property Investors, Inc. ("NPI"), sold one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). NPI is the parent of NPI Equity Investments, Inc., the entity which controls the Managing General Partner of the Partnership.

    On October 17, 1994, DeForest Ventures I L.P. ("DeForest I") offered to purchase up to 40,595 outstanding units of limited partnership interest (the "Units") of the Partnership, representing approximately 49% of the units outstanding, at a purchase price (the "Purchase Price") of $80 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase (the "Offer"). Because of the conflict of interest inherent in the fact that MGP is an affiliate of the Purchaser, the Partnership in its Schedule 14D-9, filed with the Securities and Exchange Commission, made no recommendation and is remaining neutral as to whether Unitholders should tender their Units pursuant to the Offer. The majority limited partner of DeForest I is NPI-AP Management and the shareholders who control DeForest Capital I Corporation, the sole general partner of DeForest I, also control NPI.




                                     7 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

The Fund holds investments in and operates residential real estate properties. The Fund receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1994, one of the eleven properties originally purchased by the Fund was lost through foreclosure. All of the Fund's properties, except for its Cooper s Pointe property, generated positive cash flow from operations during the nine months ended September 30, 1994.

The Fund uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1988. It is not currently anticipated that the Fund will make any distributions from operations in the near future.

Liquidity based upon cash and cash equivalents experienced a $109,000 decrease at September 30, 1994, as compared to December 31, 1993. The Fund's $462,000 of cash from operating activities and $778,000 of cash from investing activities were more than offset by $1,349,000 of cash used in financing activities. Cash provided by operating activities included $273,000 of financing costs paid. The decrease in receivables and other assets and the increase in accrued expenses and other liabilities, when comparing September 30, 1994 to September 30, 1993, is primarily due to the timing of real estate tax payments and the prepayment of insurance premiums. The increase in cash from investing activities included $1,187,000 of proceeds from cash investments which was partially offset by $389,000 of additions to real estate and a $20,000 increase in restricted cash. As described in Item 1, Note 3, cash used in financing activities consisted of an $805,000 partial repayment of the mortgage encumbering the Fund's Monterey Village Apartments property, as well as $544,000 of notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

If the notes with January 1995 balloon payments are not refinanced or extended, or the properties are not sold, the properties could be lost through foreclosure. If Hampton Greens and Stoney Creek Apartments are lost through foreclosure, the Fund would incur a loss of approximately $2,600,000 and $2,500,000, respectively. The Fund has received a loan commitment to refinance the properties.



                                    8 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

As described in Note 4 to the consolidated financial statements, on October 17, 1994, DeForest Ventures I L.P. offered to purchase up to 40,595 outstanding units of limited partnership interests of the Partnership, representing approximately 49% of the units outstanding, at a purchase price of $80 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. The Managing General Partner believes that the tender offer will not have a significant impact on future operations or liquidity of the Fund.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, the Fund's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties are relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1994 and early 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for the Fund's properties in the future.

Results of Operations

Nine Months Ended September 30, 1994 vs. September 30, 1993

Operating results improved by $739,000 for the nine months ended September 30, 1994, as compared to 1993, due to increases in revenues of $826,000 and in expenses of $87,000.

Revenues increased by $826,000 for the nine months ended September 30, 1994, as compared to 1993, due to an increase of $852,000 in rental income, which was slightly offset by a decrease of $26,000 in interest and other income. Revenues increased primarily due to an increase in rental rates at Plantation Creek Apartments and improved occupancy at all the Fund's properties, except for Monterey Village Apartments and Four Winds Apartments. Occupancy at Promontory Pointe remained constant. Interest and other income decreased due to a decline in average working capital reserves available for investment.

                                   9 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Nine Months Ended September 30, 1994 vs. September 30, 1993 (Continued)

Expenses increased by $87,000 for the nine months ended September 30, 1994, as compared to 1993, due to an increase of $411,000 in operating expenses, which was only partially offset by decreases of $168,000 in interest expense, $32,000 in depreciation expense and $124,000 in general and administrative expenses. Operating expenses increased due to maintenance and rent-up expenses at the Fund's Autumn Run, Monterey Village, Plantation Creek, Promontory Point, Wood Creek and Stony Creek Apartments, which were slightly offset by a decrease in maintenance and rent-up expenses at the Fund's Cooper's Pointe Apartments. Interest expense decreased primarily due to the partial repayment and lower interest rate resulting from the January 1994 debt modification on the mortgage encumbering the Fund's Monterey Village Apartments and the May 1993 reduction in the interest rate on the Cooper's Pointe Apartments mortgage from 9 percent to

8 1/4 percent. Depreciation expense decreased due to the effect of assets becoming fully depreciated which was only slightly offset by the under accrual during the three months ended September 30, 1993. General and administrative expenses declined due to the reduction in asset management costs effective July 1, 1994, which was partially offset by the increased costs associated with the management transition.

Three Months Ended September 30, 1994 vs. September 30, 1993

Operating results improved by $336,000 for the three months ended September 30, 1994, as compared to 1993, due to increases in revenues of $298,000 along with a decrease in expenses of $38,000.

Revenues increased by $298,000 for the three months ended September 30, 1994, as compared to 1993, due to an increase of $310,000 in rental income, which was slightly offset by a decrease of $12,000 in interest and other income. Revenues increased primarily due to an increase in rental rates at Plantation Creek Apartments and improved occupancy at all the Fund's properties, except for Four Winds Apartments, Promontory Point Apartments and Hampton Greens Apartments. Occupancy at Cooper s Pointe Apartments remained constant. Interest and other income decreased due to a decline in average working capital reserves available for investment.

Expenses decreased by $38,000 for the three months ended September 30, 1994, as compared to 1993, due to an increase of $59,000 in operating expenses and $50,000 in depreciation expense, which was more than offset by decreases of $34,000 in interest expense and $113,000 in general and administrative expenses. Operating expenses increased due to maintenance and rent-up expenses at the Fund's Autumn Run, Monterey Village, Plantation Creek, Promontory Point, Wood Creek and Stoney Creek Apartments, which were slightly offset by decreases in maintenance and rent-up expenses at the Fund's Cooper's Pointe Apartments. Depreciation expense increased due to an under accrual during the three months ended September 30, 1993, which was partially offset by the effect of assets becoming fully depreciated. Interest expense decreased primarily due to a repayment and lower interest rate resulting from the January 1994 debt modification on the mortgage encumbering the Fund's Monterey Village Apartments property. General and administrative expenses declined due to the reduction in asset management costs effective July 1, 1994.







                                   10 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Properties


A description of the properties in which the Fund has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES GROWTH FUND XXII

                              OCCUPANCY SUMMARY

                                                                    Average
                                                                   Occupancy
                                                                    Rate (%)
                                                                 -------------
                                                 Nine Months     Three Months
                                                   Ended            Ended
                            Number of   Date of  September 30,   September 30,
Name and Location             Units    Purchase   1994   1993     1994    1993
- - -----------------             -----    --------   ----   ----     ----    ----

Wood Creek Apartments          432      05/84      97     91       97      90
Mesa, Arizona

Plantation Creek Apartments    484      06/84      97     90       97      93
Atlanta, Georgia

Stoney Creek Apartments        364      06/85      93     91       95      92
Dallas, Texas

Four Winds Apartments          350      09/85      94     96       94      96
Overland Park, Kansas

Promontory Point Apartments    252      10/85      96     96       96      97
Austin, Texas

Cooper's Pointe Apartments     192      11/85      94     92       94      94
Charleston, South Carolina

Hampton Greens Apartments      309      12/85      95     94       95      96
Dallas, Texas

Monterey Village Apartments    224      04/86      92     94       96      91
Rancho Cucamonga, California

Autumn Run Apartments          320      06/86      97     89       98      96
Naperville, Illinois

Copper Mill Apartments         192      09/86      97     95       99      97
Richmond, Virginia




                                   11 of 13

    CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994

                         PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et. al., Superior Court of the State of California, San Mateo County, Case No. 390018.

         In November, 1994, Lawrence Whiteside, a limited partner of Century Properties Fund XIX, a limited partnership affiliated with the Partnership, commenced an action in the Superior Court of California, County of San Mateo, against, among others, the Managing General Partner and certain of its affiliates. The action alleges, among other things, that the tender offer constitutes (a) a breach of the fiduciary duty owed to the limited partners of the Partnership, and (b) a breach of, or on inducement to breach, the provisions of the Partnership Agreement of the Partnership. The action, which has been brought as a class action on behalf of limited partners, seeks to the enjoin the tender offer as well as monetary damages in an unspecified amount. The Managing General Partner believes that the action is without merit.

         On November 3rd the Superior Court denied plaintiff's motion for a temporary restraining order with respect to the tender offer. A hearing on a motion for a preliminary injunction is scheduled to be heard on November 18th.

Item 6.  Exhibits and Reports on Form 8-K.

      a)  Exhibits

          1. Amended and Restated Note, made as of September 1, 1994, by Century Properties Growth Fund XXIII (the "Partnership") in favor of The Travelers Insurance Company ("Travelers") in the principal amount of $3,679,026.14.

          2. Amended and Restated Deed of Trust, dated as of September 1, 1994, between the Partnership and Travelers with respect to Copper Mill Apartments.

          3. Amended and Restated Note, made as of September 1, 1994, by the Partnership in favor of Travelers in the principal amount of $5,388,360.35.

          4. Amended and Restated Mortgage, dated as of September 1, 1994 between the Partnership and Travelers with respect to Cooper's Pointe.

      b) On August 10, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide the following disclosure:

          On August 10, 1994, National Property Investors, Inc. ("NPI"), the parent of NPI Equity Investments II, Inc. ("NPI Equity"), entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P.

          ("Apollo") to sell to Apollo up to one-third of the stock of NPI.





                                   12 of 13

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1994


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


                              CENTURY PROPERTIES GROWTH FUND XXII

                              By: FOX PARTNERS IV,
                                  A California General Partnership,
                                  its general partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A California Corporation,
                                  its general partner



                              /S/ARTHUR N. QUELER
                              -------------------------------------------------
                              ARTHUR N. QUELER
                              Executive Vice President, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)


                                 13 of 13