Form 10-K405
CENTURY PROPERTIES GROWTH FUND XXII
filed 1995-03-31
CIK 740156

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994, or

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________ to ________

     Commission file number 0-13418

                      CENTURY PROPERTIES GROWTH FUND XXII
            (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                      94-2939418
     -------------------                           ---------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    5665 Northside Drive, N.W.,
             Suite 370
           Atlanta, Georgia                                  30328
    ---------------------------                   ----------------------------
 (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (404) 916-9090

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


  No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

  Prospectus of Registrant dated September 25, 1984 and supplemented thereafter incorporated in Parts I and IV.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A limited partnership)

                                    PART I

Item 1.  Business.

  Century Properties Growth Fund XXII (hereinafter referred to as "Registrant") was organized in January 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of Registrant. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner") a California corporation, Fox Realty Investors ("FRI"), a California general partner ship, and Fox Associates 84, a California general partnership.

  Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-89285), was declared effective by the Securities and Exchange Commission ("Commission") on September 25, 1984. Registrant marketed its securities pursuant to its Prospectus dated September 25, 1984, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

  The principal business of Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. For a further description of the business of Registrant, see the sections entitled "Risk Management" and "Investment Objectives and Policies" of the Prospectus.

  Beginning in September 1984 through June 1986, Registrant offered $120,000,000 in Limited Partnership Units. Limited Partnership Units having an original purchase price of $82,848,000 were sold. The net proceeds of this offering were used to purchase eleven income-producing real properties. Registrant's property portfolio is geographically diversified with properties acquired in eight states. Leaseback agreements which covered ten of the properties, whereby the seller assumed the risks of operating each property in its initial operating phase, have now expired. Registrant's acquisition activities were completed in September 1986 and since then the principal activity of Registrant has been managing its portfolio. One property was acquired by the lender through foreclosure in 1992. See Item 2, "Properties" for a description of Registrant's properties.

  Registrant is involved in only one industry segment, as described above. The business of Registrant is not seasonal. Registrant does not engage in any foreign operations or derive revenues from foreign sources. From March 1988 though December 1993, Registrant's affairs had been managed by Metric Management, Inc. ("MMI") or its predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management services for Registrant as of December 23, 1993 and day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1,

1994.

  On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc. "), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of Registrant and such other partnerships.

  On August 10, 1994, NPI, Inc., entered into an agreement with an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P. to sell to Apollo up to one-third of the stock of NPI, Inc. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP"). NPI Property Management Corporation ("NPI Management"), an affiliate of the Managing General Partner, became the managing general partner of NPI-AP.

  On October 12, 1994, NPI, Inc. sold one-third of its stock to Apollo. Apollo is entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of Registrant requires the affirmative vote of at least five directors of the Managing General Partner.

  On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in Registrant as well as 11 affiliated limited partnerships.


  During the fourth quarter of 1994, DeForest I acquired 14,544 limited partnership units or approximately 17.6% of the total limited partnership units of Registrant. (See Item 12, Security Ownership of Certain Beneficial Owners and Management.")

  Both the income and the expenses of operating the properties owned by Registrant are subject to factors outside Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions, there is no guarantee that any property owned by Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

  It is possible that legislation on the state or local level may be enacted in the states where Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by Registrant.

  Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

  Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

  Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. In addition, each of Registrant's properties competes in an area which normally contains numerous other residential properties which may be considered competitive. In 1994 markets in many areas remained depressed due in part to over-building which continues to depress residential rental rates. An oversupply of properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, affects the ability of Registrant to sell such properties and their sales prices.


  At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the general partner's strategy as set forth herein as well as upon significant improvement in the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

Property Matters

  Monterey Village Apartments - Registrant modified the existing debt encumbering Monterey Village Apartments in January 1994. The terms of the modified loan include a seven year extension with a reduction in the interest rate from 10.50 percent to 8.25 percent per annum and a 30 year amortization period. In addition, Registrant made a principal payment of $799,000 on the loan. In connection with the modification, Registrant incurred extension fees and costs totaling approximately $78,000.

  On March 24, 1995, Registrant entered into an agreement to sell this property to an unaffiliated third party pursuant to an unsolicited offer. The sale is subject to the purchaser completing its due diligence review. If the sale is consumated, Registrant will receive approximately $3,000,000 in net proceeds.

  Cooper's Pointe Apartments - On September 1, 1994, Registrant completed a debt modification agreement with the Cooper's Pointe Apartments mortgagee. As modified, the loan requires monthly debt service payments of approximately $46,000, bears interest at 8.25% per annum and is being amortized over 20 years. The loan matures on August 31, 1999 with a balloon payment of $4,746,000. As specified in the loan documents, Registrant is required to make monthly deposits of $7,000 to a replacement reserve for future capital improvements. Registrant incurred costs and extension fees in connection with this modification of approximately $57,000. The loans securing Cooper's Pointe Apartments and Copper Mill Apartments are cross collateralized.

  Copper Mill Apartments - On September 1, 1994, Registrant completed a debt modification agreement with the Copper Mill Apartments mortgagee. As modified, the loan requires monthly debt service payments of approximately $31,000, bears interest at 8.25% per annum and is being amortized over 20 years. The loan matures on August 31, 1999 with a balloon payment of $3,240,000. As specified in the loan documents, Registrant is required to make monthly deposits of $5,000 to a replacement reserve for future capital improvements. Registrant incurred costs and extension fees in connection with this modification of approximately $131,000. The loans securing Copper Mill and Cooper's Pointe Apartments are cross collateralized.

  Hampton Greens, Promontory Point, Stoney Creek and Woodcreek Apartments - On December 28, 1994, Registrant refinanced its existing loans on these properties. The refinanced loan was in the principal amount of $30,000,000, bears interest at 90 day LIBOR plus 3.75% and matures on December 26, 1999. Registrant is required to make monthly debt service payments in an amount equal to the greater of (i) the interest due on the loan or (ii) $218,750 per month through December 31, 1996, $225,000 per month from January 1, 1997 through December 31, 1997 or $231,250 per month from January 1, 1998 through maturity.

To the extent Registrant is required to make payments in the amounts set forth in clause (ii), the difference between such amount and the amount which would otherwise have been paid pursuant to clause (i) will be applied to the loan principal. In addition, Registrant is required to maintain a $500,000 working capital reserve. In connection with this refinancing, Registrant transferred ownership to Woodcreek Apartments to Century Stoney Greens, L.P., a wholly-owned subsidiary of Registrant which had already held title to the other three properties.

Employees

  Services are performed for Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP, which directly manages Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to Registrant in addition to providing on-site management. In addition, Registrant and other affiliated partnerships employ, on a part-time basis, approximately 20 individuals who perform accounting, secretarial, transfer and administrative services for them and Registrant pays for its pro rata portion of such services.

Item 2.  Properties.

  A description of the multi-family residential properties in which Registrant has or had an ownership interest is as follows. All of Registrant's properties owned in fee.

                                                                           Portfolio
                                         Date of      Date of              Percentage
Name and Location                        Purchase      Sale      Size        (1)
-----------------                        --------     -------    ----      ----------
Wood Creek Apartments                    05/84          -       432 units     10
   1710 S. Gilbert Road
   Mesa, Arizona

Plantation Creek Apartments(2)           06/84          -       484 units     18
   6925 Roswell Road
   Atlanta, Georgia

Stoney Creek Apartments                  06/85          -       364 units      9
   11333 Amanda Lane
   Dallas, Texas

Four Winds Apartments                    09/85          -       350 units     11
   SEC of 79th Street & Switzer Road
   Overland Park, Kansas


Promontory Point Apartments              10/85          -       252 units      7
   2250 Ridgepoint
   Austin, Texas

Cooper's Pointe Apartments               11/85          -       192 units      5
   2225 Greenridge Road
   Charleston, South Carolina

Hampton Greens Apartments                12/85          -       309 units      8
   10911 Woodmeadow Parkway
   Dallas, Texas

Monterey Village Apartments              04/86          -       224 units      8
   10244 Arrow Highway
   Rancho Cucamonga, California

Autumn Run Apartments                    06/86          -       320 units      9
   1627 Country Lakes Drive
   Naperville, Illinois

Copper Mill Apartments                   09/86          -       192 units      8
   3400 Copper Mill Trace
   Richmond, Virginia



                                                                           Portfolio
                                         Date of      Date of              Percentage
Name and Location                        Purchase      Sale      Size        (1)
-----------------                        --------     -------    ----      ----------

Fox Hollow Apartments(3)                01/85       07/92       208 units      7
   1204 Brockett Road
   Atlanta, Georgia

(1) Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.
(2)  Formerly Post Creek Apartments.
(3)  Property acquired by lender through foreclosure in July 1992 (See
     Item 8, "Consolidated Financial Statements and Supplementary
      Data - Note 8."

  See, Item 8, "Consolidated Financial Statements and Supplementary Data", for information regarding any encumbrances to which properties of Registrant are subject.


  An occupancy summary is set forth on the chart following:

                      CENTURY PROPERTIES GROWTH FUND XXII
                               OCCUPANCY SUMMARY

                                                        Average
                                                    Occupancy Rate(%)
                                                   for the Year Ended
                                                      December 31,
                                                ------------------------
                                                1994      1993      1992
                                                ----      ----      ----
Wood Creek Apartments.........................   97        93        93
Plantation Creek Apartments...................   97        92        89
Stoney Creek Apartments.......................   93        91        91
Four Winds Apartments.........................   95        96        96
Promontory Point Apartments...................   96        96        95
Cooper's Pointe Apartments....................   94        91        92
Hampton Greens Apartments.....................   95        95        94
Monterey Village Apartments...................   93        93        95
Autumn Run Apartments.........................   96        91        93
Copper Mill Apartments........................   97        95        94


Item 3.  Legal Proceedings.

  Lawrence M. Whiteside, on behalf of himself and all others similarly situated,
v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

  In November 1994, Lawrence Whiteside, a limited partner of Century Properties Fund XIX, a limited partnership affiliated with the Managing General Partner, commenced an action in the Superior Court of California, County of San Mateo, against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of partnerships whose general partners are affiliated with the Managing General Partner, and (b) a breach of, or an inducement to breach, the provisions of the partnership agreements of such partnerships. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. On November 3rd the Superior Court denied plaintiff's motion for a temporary restraining order with respect to the Tender Offers and on November 18th the Superior Court denied plaintiff's motion for a preliminary injunction. (See below for information with respect to a proposed settlement of the claims asserted in this action.)

  Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District

Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

  In November 1994, Bonnie L. Ruben and Sidney Finkel, limited partners of partnerships whose general partners are affiliated with the Managing General Partner, commenced an action in the United States District Court, Northern District of Georgia, against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of such partnerships, and (b) a breach of, or an inducement to breach, the provisions of the partnership agreements of such partnerships. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. After the District County denied plaintiffs motion for a temporary restraining order, the plaintiffs withdrew their request for a preliminary injunction but are still seeking monetary damages and have added a third named plaintiff, Robert Lewis. (See below for information with respect to a proposed settlement of this action.)

  Roger L. Vernon, individually and on behalf of all similarly situated persons
v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

  In November 1994, Roger L. Vernon, a limited partner of Century Properties Fund XVIII, a limited partnership affiliated with the Managing General Partner, commenced an action in the Circuit Court of Cook County, County Department, Chancery Division against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of such partnerships, and (b) misuse of partnership assets. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. The plaintiffs request for a preliminary injunction was not timely as the action was commenced after the consummation of the Tender Offers. (See below for information with respect to a proposed settlement of the claims asserted in this action.)

  James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

  In December 1994, James Andrews, a limited partner of Century Properties Fund XV, a limited partnership affiliated with the Managing General Partner, commenced an action in the United States District Court, Northern District of Georgia, against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the tender offers constitute (a) a breach of the fiduciary duty owed to the limited partners of such partnerships, and (b) a breach of, and an inducement to breach, the provisions of the partnership agreement of such partnerships. The action, which has been brought as a class action on behalf of limited partners, seeks monetary damages in an unspecified amount. (See below for information with respect to a proposed settlement of this action.

  On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I would pay to each unitholder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

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

  No distributions from operations were made during the years ended December 31, 1994 and 1993. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Registrant's financial ability to make distributions

  As of March 1, 1995, the approximate number of holders of Limited Partnership Units was as follows 6,053.

Item 6.  Selected Financial Data.

  The following represents selected financial data for Registrant for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                           For the Year Ended December 31,
                                  ------------------------------------------------
                                    1994      1993       1992      1991      1990
                                  -------   --------   -------   -------   -------
                                  (Amounts in thousands except per unit data)
Total revenues                    $19,786   $ 18,616   $19,100   $18,927   $19,144
                                  =======   ========   =======   =======   =======

Loss before extraordinary item    $(3,042)  $ (3,143)  $(3,976)  $(5,898)  $(5,354)

Extraordinary item - gain on
 extinguishment of debt                 -      3,403         -         -         -
                                  -------   --------   -------   -------   -------
Net loss                          $(3,042)  $ (3,143)  $  (573)  $(5,898)  $(5,354)
                                  =======   ========   =======   =======   =======

Net loss per limited partnership
 unit(1):
   Loss before extraordinary item $   (32)  $    (33)  $   (42)  $   (63)  $   (57)
   Extraordinary item - gain on
     on extinguishment of debt           -         -        36         -          -
                                  -------   --------   -------   -------   -------
Net loss                          $   (32)  $    (33)  $    (6)  $   (63)  $   (57)
                                  =======   ========   =======   =======   =======

Total assets                      $98,477   $102,995  $106,673  $120,659  $126,602
                                  =======   ========   =======   =======   =======

Long term obligations:
   Notes payable                  $80,899   $ 81,848  $ 82,453  $ 95,318  $ 95,738
                                  =======   ========   =======   =======   =======

--------
(1) $1,000 original contribution per unit, based on units outstanding during the period after giving effect to the allocation of net loss to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  Registrant holds investments in and operates residential real estate properties. The properties are located in Arizona, Georgia, Texas, Kansas, South Carolina, California, Illinois and Virginia. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties, except for its Autumn Run, Coopers Pointe and Wood Creek properties, generated positive cash flow from operations for the year ended December 31, 1994. Autumn Run experienced negative cash flow due to substantial improvements to real estate. As of March 1, 1995, one of the eleven properties originally purchased by Registrant was lost through foreclosure.

  Registrant uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1988. Although cash flow from operations is expected to improve during the next twelve months, it is not currently anticipated that Registrant will make any distributions from operations in the near future.

  The level of liquidity based upon cash and cash equivalents experienced a $134,000 increase at December 31, 1994, as compared to 1993. Registrant's $252,000 of net cash from operating activities and $841,000 of net cash from investing activities was partially offset by $959,000 of net cash used in financing activities. The increase in cash from investing activities included $1,187,000 of proceeds received from the maturity of cash investments and a $275,000 decrease in restricted cash, which was partially offset by $621,000 of cash used for additions to real estate. Cash used in financing activities consisted of a $799,000 partial repayment of the mortgage encumbering Registrant's Monterey Village Apartment property, $29,457,000 used in the satisfaction of notes payable and $703,000 of notes payable principal payments which was offset by $30,000,000 of net proceeds from the refinancing of the Hampton Greens, Stoney Creek, Wood Creek and Promontory Point mortgages. Registrant plans a substantial exterior renovation project on its Plantation Creek Apartment complex in 1995 which the Managing General Partner believes will enable the property to better compete in the current market. The cash required to complete the renovation will come from cash flow and working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

  Working capital reserves are being invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations (see Item 8, "Consolidated Financial Statements and Supplementary Data", Note 1). The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments (excluding the balloon payments) in 1995 and the foreseeable future.

  Registrant has a balloon payment of $10,452,000 on Four Winds Apartment complex due September 1995. Registrant will attempt to extend the due date of this loan or find replacement financing. If, however, the loan is not refinanced or extended, or the property is not sold, Registrant could lose this property through foreclosure. In that case, Registrant would incur a loss of approximately $600,000. In addition, there are balloon payments totaling approximately $23,565,000 due in 1996.

Registrant will attempt to extend the due dates of these loans or find replacement financing.

  During the fourth quarter of 1994, DeForest Ventures I L.P. acquired 14,544 limited partnership units or 17.6% of total limited partnership units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Item 3, "Legal Proceedings").

  At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

  The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.


Results of Operations

1994 Compared 1993

  Operating results improved by $101,000 for the year ended December 31, 1994, as compared to 1993, due to increases in revenues of $1,170,000 and in expenses of $1,069,000.

  Revenues increased by $1,170,000 for the year ended December 31, 1994, as compared to 1993, due to increases of $1,081,000 in rental revenue and of $89,000 in interest and other income. Rental revenues increased at all of Registrant's properties except for Monterey Village. The increase was primarily due to increases in rental rates at all Registrant's properties except for Monterey Village and improved occupancy at Registrant's Autumn Run, Cooper's Pointe, Copper Mill, Plantation Creek, Wood Creek and Stoney Creek properties. Interest and other income increased due to the receipt of $100,000 relating to the release of a restrictive covenant on land adjacent to the Four Winds Apartment complex which was slightly offset by a decrease in interest income due to a decline in average working capital reserves available for investment.

  Expenses increased by $1,069,000 for the year ended December 31, 1994, as compared to 1993, due to increases of $1,171,000 in operating expenses and $242,000 in interest expense which was partially offset by decreases of $46,000 in depreciation expense and $298,000 in general and administrative expenses. Operating expenses increased due to general repair and maintenance expenditures associated with the various mortgage refinancings and rent up expenses at all of Registrant's properties. Interest expense increased due to the write- off of deferred financing fees in connection with the refinancing of seven of Registrant's ten mortgages which was slightly offset by the partial repayment of mortgage principal and a lower interest rate resulting from the debt modification on the mortgage encumbering Registrant's Monterey Village Apartments. Depreciation expense decreased due to the effect of assets becoming fully depreciated. General and administrative expenses decreased due to bad debt expenses recognized in 1993 relating to revenue bonds acquired when
Registrant's Fox Hollow property was purchased, partially offset by increased costs associated with the management transition.

1993 Compared to 1992

  In 1993 some of Registrant's properties experienced an improvement in operations as a result of increased occupancy and/or slight increases in the rental rates due, in part, to improvements in the local economies in which the properties operate. The operating results of certain of Registrant's properties continue to be affected by highly competitive market conditions combined with the continued sluggish economy. Markets in some areas remained depressed due, in part, to overbuilding which continued to depress rental rates at some of Registrant's properties.

  Loss before extraordinary item decreased $833,000 in 1993, as compared to

1992, primarily due to a decrease in operating, interest and depreciation expenses due to the disposition of Fox Hollow Apartments in July 1992. In addition, interest expense was further reduced by the lower interest rate resulting from the refinancing of Promontory Point in 1992, the reduced interest rate due to the extension on the Four Winds Apartments note payable in September 1992 and the reduced interest rate due to the extension of Cooper's Pointe Apartments note payable in 1993. Rental revenue remained steady. Decreases due to the disposition of Fox Hollow Apartments and decreased occupancy at Monterey Village and Autumn Run Apartments offset the increases in rental revenue at Wood Creek and Promontory Point Apartments, due to increased rental rates, and Plantation Creek Apartments, due to increased occupancy. Operating expenses decreased only slightly as operating expense increases at Four Winds Apartments and Autumn Run Apartments substantially offset the disposition of Fox Hollow Apartments. Interest and other income decreased due to a decrease in interest rates and cash available for investments. General and administrative expenses increased due to an increase in amounts paid for portfolio management services as a result of the new services agreement and bad debt expense related to revenue bonds acquired when Fox Hollow was purchased. The gain on property disposition recognized in 1992 relates to Fox Hollow Apartments.

  The extraordinary item-gain on extinguishment of debt recognized in 1992 relates to the discounted prepayment on the Stoney Creek, Hampton Greens and Promontory Point Apartments notes payable.

Item 8.   Consolidated Financial Statements and Supplementary Data.


                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1994

                                     INDEX



                                                                                  Page
                                                                                  ----
Independent Auditors' Reports                                                     F - 2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1994 and 1993                                    F - 4
  Statements of Operations for the Years Ended
    December 31, 1994, 1993 and 1992                                              F - 5
  Statements of Partners' Equity for the Years Ended

    December 31, 1994, 1993 and 1992                                              F - 6
  Statements of Cash Flows for the Years Ended
    December 31, 1994, 1993 and 1992                                              F - 7
  Notes to Consolidated Financial Statements                                      F - 8
Financial Statement Schedule:
  Schedule III  -  Real Estate and Accumulated Depreciation at December 31, 1994  F - 17

Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

Imowitz Koenig & Co., LLP
  Certified Public Accountants



To the Partners
Century Properties Growth Fund XXII
Atlanta, Georgia


                         Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII (a limited partnership) (the "Partnership") and its subsidiary as of December 31, 1994, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidatedfinancial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII and its subsidiary as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements ta ken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                               [LOGO]

                                                    Certified Public Accountants

New York, N.Y.
January 18, 1995


                100 East 42nd Street, New York, New York 10017
               Telephone 212-867-8711    Facsimile 212-867-8723

Deloitte &
 Touche LLP
-----------   -----------------------------------------------------------------
  [LOGO]      50 Fremont Street                       Telephone: (415) 247-4000
              San Francisco, California 94105-2230    Facsimile: (415) 247-4329

INDEPENDENT AUDITORS' REPORT

Century Properties Growth Fund XXII:

We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII, (a limited partnership) (the "Partnership") and its wholly-owned subsidiaries, as of December 31, 1993, and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly,in all material respects, the financial position of the Partnership and its wholly-owned subsidiaries at December 31, 1993, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.


The accompanying consolidated financial statements have beenprepared assuming that the Partnership will continue as a going concern. As discussed in the first paragraph of Note 11 to the consolidated financial statements, the Partnership has balloon payments totaling $11,869,000 and $27,511,000 due in 1994 and 1995, respectively, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



[LOGO]

March 18, 1994

---------------
Deloitte Touche
Tohmatsu
International
---------------

CENTURY PROPERTIES GROWTH FUND XXII
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                            1994             1993
ASSETS                                                                                --------------   ---------------
------
Cash and cash equivalents                                                             $    475,000      $    341,000
Restricted cash                                                                            500,000           775,000
Cash investments                                                                                 -         1,187,000
Other assets                                                                               862,000           520,000

Real Estate:

   Real estate                                                                         139,861,000       139,240,000
   Accumulated depreciation                                                            (43,985,000)      (39,860,000)
                                                                                      --------------    --------------
Real estate, net                                                                        95,876,000        99,380,000

Deferred financing costs, net                                                              734,000           792,000
                                                                                      --------------    --------------
  Total assets                                                                        $ 98,447,000      $102,995,000
                                                                                      --------------    --------------
                                                                                      --------------    --------------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Notes payable                                                                         $ 80,889,000      $ 81,848,000
Accrued expenses and other liabilities                                                   1,361,000         1,908,000
                                                                                      --------------    --------------
  Total liabilities                                                                     82,250,000        83,756,000
                                                                                      --------------    --------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                                                        (7,173,000)       (6,814,000)
 Limited partners (82,848 units outstanding at
  December 31, 1994 and 1993)                                                           23,370,000        26,053,000
                                                                                      --------------    --------------
  Total partners' equity                                                                16,197,000        19,239,000
                                                                                      --------------    --------------
  Total liabilities and partners' equity                                              $ 98,447,000      $102,995,000
                                                                                      --------------    --------------
                                                                                      --------------    --------------


                See notes to consolidated financial statements.

CENTURY PROPERTIES GROWTH FUND XXII
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------

                                                                                    1994           1993           1992
                                                                               -------------  -------------  -------------
Revenues:
  Rental                                                                       $ 19,603,000    $18,522,000    $18,523,000
  Interest and other income                                                         183,000         94,000        170,000
  Gain on property disposition                                                            -              -        407,000
                                                                               -------------   ------------   ------------
  Total revenues                                                                 19,786,000     18,616,000     19,100,000

Expenses (including $1,003,000 and $1,249,000 paid to
  general partner and affiliates in 1994 and 1992):
  Operating                                                                      10,353,000      9,182,000      9,193,000
  Interest                                                                        7,927,000      7,685,000      8,694,000
  Depreciation                                                                    4,125,000      4,171,000      4,594,000
  General and administrative                                                        423,000        721,000        595,000

                                                                               -------------   ------------   ------------

  Total expenses                                                                 22,828,000     21,759,000     23,076,000
                                                                               -------------   ------------   ------------
Loss before extraordinary item                                                   (3,042,000)    (3,143,000)    (3,976,000)

Extraordinary item:
  Gain on extinguishment of debt                                                          -              -      3,403,000
                                                                               -------------   ------------   ------------

Net loss                                                                       $ (3,042,000)   $(3,143,000)   $  (573,000)
                                                                               --------------  ------------   ------------
                                                                               --------------  ------------   ------------
Net loss per limited partnership unit:

  Loss before extraordinary item                                               $        (32)   $       (33)    $      (42)

  Extraordinary item                                                                      -                -           36
                                                                               --------------  --------------  -----------
  Net loss                                                                     $        (32)   $       (33)    $       (6)
                                                                               --------------  --------------  -----------
                                                                               --------------  --------------  -----------


                See notes to consolidated financial statements.

CENTURY PROPERTIES GROWTH FUND XXII
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                      General         Limited         Total
                                                                     partner's       partners'       partners'
                                                                     (deficit)        equity         equity
                                                                   -------------    -------------  --------------
Balance - January 1, 1992                                          $ (6,375,000)    $ 29,330,000    $22,955,000

  Loss before extraordinary item                                       (469,000)      (3,507,000)    (3,976,000)

  Extraordinary item - Gain on extinguishment
  of debt                                                               401,000        3,002,000      3,403,000
                                                                   -------------    -------------  --------------

Balance - December 31, 1992                                          (6,443,000)      28,825,000     22,382,000


  Net loss                                                             (371,000)      (2,772,000)    (3,143,000)
                                                                   -------------    -------------  --------------

Balance - December 31, 1993                                          (6,814,000)      26,053,000     19,239,000

  Net loss                                                             (359,000)      (2,683,000)    (3,042,000)
                                                                   -------------    -------------  --------------

Balance - December 31, 1994                                        $ (7,173,000)    $ 23,370,000    $16,197,000
                                                                   -------------    -------------  --------------
                                                                   -------------    -------------  --------------


                See notes to consolidated financial statements.

CENTURY PROPERTIES GROWTH FUND XXII
(A Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                              1994           1993           1992
                                                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net loss                                                                  $ (3,042,000)  $ (3,143,000)  $   (573,000)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                              4,709,000      4,528,000      4,942,000
  Gain on property disposition                                                       -              -       (407,000)
  Extraordinary item - gain on extinguishment of debt                                -              -     (3,403,000)
  Expenses paid on attempted refinancing                                             -              -         84,000
  Deferred financing costs paid                                               (399,000)       (94,000)      (564,000)
  Deferred financing costs refunded                                                  -         33,000              -
  Changes in operating assets and liabilities:
    Other assets                                                              (342,000)      (203,000)       372,000
    Accrued expenses and other liabilities                                    (674,000)        70,000        455,000
                                                                           -----------    -----------    -----------
Net cash provided by operating activities                                      252,000      1,191,000        906,000
                                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Additions to real estate                                                      (621,000)    (1,305,000)      (860,000)
Purchase of cash investments                                                         -     (1,782,000)    (3,848,000)
Proceeds from maturity of cash investments                                   1,187,000        595,000      3,848,000
Restricted cash decrease (increase)                                            275,000         11,000       (139,000)
                                                                         -------------  -------------  -------------
Net cash provided by (used in) investing activities                            841,000     (2,481,000)      (999,000)

                                                                         -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Notes payable proceeds                                                      30,000,000              -     17,700,000
Notes payable principal payments                                           (30,959,000)      (605,000)   (18,797,000)
Prepayment premiums paid                                                             -              -       (258,000)
                                                                         -------------  -------------  -------------
Net cash (used in) financing activities                                       (959,000)      (605,000)    (1,355,000)
                                                                         -------------  -------------  -------------
Increase (Decrease) in Cash and Cash Equivalents                               134,000     (1,895,000)    (1,448,000)
Cash and Cash Equivalents at Beginning of Year                                 341,000      2,236,000      3,684,000
                                                                         -------------  -------------  -------------
Cash and Cash Equivalents at End of Year                                  $    475,000   $    341,000   $  2,236,000
                                                                         -------------  -------------  -------------
                                                                         -------------  -------------  -------------

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Interest paid in cash during the year                                    $  7,513,000   $ 7,284,000    $ 8,006,000
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------
Supplemental Disclosure of Non-cash Investing and
-------------------------------------------------
  Financing Activities:
  ---------------------
  Financing Costs Accrued                                                  $    127,000   $         -    $         -
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------
  Disposition of rental property in 1992 - see Note 8.
  Extinguishment of debt in 1992 - see Note 7.

                See notes to consolidated financial statements.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

    Century Properties Growth Fund XXII (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns ten residential apartment complexes, located in Arizona, Georgia, Texas, Kansas, South Carolina, California, Illinois and Virginia. The general partner of the Partnership is Fox Partners IV, a

    California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("MGP"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, Fox Partners 85, a California general partnership and Fox Associates 84, a California general partnership. The Partnership was organized in January 1984, but did not commence operations until May 1984. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners.

    On December 6, 1993, the shareholders of MGP entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100 percent of the outstanding stock of MGP. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by MGP and/or FRI. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia. The shareholders of MGP retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

    On August 10, 1994, NPI, Inc. entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI, Inc. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management L.P. ("NPI-AP"). NPI Property Management Corporation ("NPI Management"), an affiliate of NPI, Inc., became the managing general partner of NPI-AP and assigned its interest in the management contract for the Partnership's properties to NPI-AP as well as all other properties it manages for partnerships affiliated with MGP.

    On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo. Also, on October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest
    I. The shareholders who control DeForest Capital I Corporation, the sole general partner of DeForest I, also control NPI, Inc. DeForest I has been formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as eleven affiliated limited partnerships. DeForest II has been formed for the purpose of making tender offers for limited partnership interests in seven affiliated limited partnerships. During the fourth quarter of 1994, DeForest I acquired approximately 18% of total limited partnership units of the Partnership (see
    Note 10).

                      CENTURY PROPERTIES GROWTH FUND XXII

                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Consolidation

    The consolidated financial statements include the statements of the Partnership and its wholly owned subsidiary, Century Stoney Greens, L.P., which was formed in 1991 into which the Stoney Creek, Hampton Greens and Promontory Point Apartments were transferred. In 1994, in accordance with the refinancing of the first mortgage, Wood Creek Apartments was also transferred into Century Stoney Greens, L.P. All significant intercompany transactions and balances have been eliminated.

    Distributions

    Cash distributions from operations have been suspended since 1988 and will continue to be suspended in the foreseeable future to allow the Partnership to implement repairs and improvements to the properties and to provide resources for potential refinancing of properties.

    New Accounting Pronouncements

    In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments." This Statement was amended in October 1994 by FASB Statement No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." These Statements will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value. Disclosures under these statements will be required in the 1995 financial statements.

    Cash and Cash Equivalents

    The Partnership considers cash investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

    Concentration of Credit Risk

    The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Balances in excess of $100,000 are usually invested in United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. At times during the year, cash balances exceeded insured levels. At December 31, 1994, the Partnership had $475,000 invested in overnight repurchase agreements, secured by United States Treasury oblig ations, which are included in cash and cash equivalents.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Real Estate

    Real estate is stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership isunable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. Construction interest costs were capitalized as a cost of real estate during the deve lopment and construction phase and are expensed as incurred after construction is completed.

    Depreciation

    Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 27.5 to 30 years for buildings and improvements and six to seven years for furnishings. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

    Deferred Financing Costs


    Deferred financing costs are amortized as interest expense over the lives of the related loans or expensed, if financing is not obtained. At December 31, 1994 and 1993, accumulated amortization of deferred financing costs totaled $679,000 and $1,558,000, respectively.

    Net Loss Per Limited Partnership Unit

    The net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 82,848 units outstanding.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Income Taxes

    No provision for Federal and state income taxes has been made in the consolidated financial statements because income taxes are the obligation of the partners.

    Reclassification

    Certain amounts have been reclassified to conform with 1994 presentation.

2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

    In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

    On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, MGP began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, NPI Management commenced providing certain property management services.
    Related party expenses for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                      1994       1993       1992
                                                  -----------    ----    ----------
    Property management fees                      $   825,000    $  -    $  925,000
    Reimbursement of expenses:
    Partnership accounting and investor services      158,000       -       266,000
    Professional services                              20,000       -        58,000
                                                  -----------    ----    ----------
    Total                                         $ 1,003,000    $  -    $1,249,000
                                                  ===========    ====    ==========

    Property management fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

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

3.  RESTRICTED CASH

    Restricted cash of $500,000 at December 31, 1994 and $600,000 of the restricted cash at December 31, 1993, consists of required reserves maintained in accordance with the financing agreements on the Stoney Creek, Hampton Greens, Promontory Point and Wood Creek Apartments, which properties form a wholly owned subsidiary of the Partnership. In accordance with the loan agreement, in the event the cash balance in the subsidiary falls below the $500,000 requirement, future distributions and loans to the Partnership will be restricted until the reserve fund is replenished (see Note 6).

4.  CASH INVESTMENTS

    Cash investments include all cash not considered cash or cash equivalents,

    as defined in Note 1 or restricted cash, as defined in Note 3. Cash investments at December 31, 1993 matured in January and February 1994 at effective interest rates ranging from 3.25 to 3.28 percent per annum.

5.  REAL ESTATE

    Real estate, at December 31, 1994 and 1993, is summarized as follows:

                                                   1994             1993
                                                 --------         --------
    Land                                      $  15,829,000    $  15,829,000
    Buildings and improvements                  112,257,000      111,785,000
    Furnishings                                  11,775,000       11,626,000
                                              -------------   --------------
    Total                                       139,861,000      139,240,000
    Accumulated depreciation                    (43,985,000)     (39,860,000)
                                              -------------   --------------
    Real estate, net                          $  95,876,000    $  99,380,000
                                              =============   ==============
6.  NOTES PAYABLE

    Individual rental properties are pledged as collateral for the related notes payable. At December 31, 1994 the notes, which are payable monthly, bear interest at rates ranging from 7.4 to 9.4 percent. A balloon payment of $10,452,000 is required on the Partnership's Four Winds Apartments on September 30, 1995.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


6.  NOTES PAYABLE (Continued)

    Principal payments at December 31, 1994 are required as follows:

                    1995                      $   11,059,000
                    1996                          23,936,000
                    1997                             299,000
                    1998                             325,000
                    1999                          38,248,000
                 Thereafter                        7,022,000
                                               -------------
                   Total                       $  80,889,000
                                               =============
    The Partnership finalized a debt modification agreement with the Monterey Village Apartments mortgagee in January 1994. The terms of the loan include a seven year extension with a reduction in the interest rate from 10.50 percent to 8.25 percent and a 30 year amortization period in exchange for a principal payment of $799,000. In connection with the modification, the Partnership incurred extension fees and costs totaling $78,000 of which $25,000 was paid in 1993.

    On September 1, 1994, the Partnership modified the debt on Cooper's Pointe Apartments. The loan requires monthly payments of $46,000 at 8.25 percent and is being amortized over 20 years. The loan matures on August 31, 1999 with a balloon payment of $4,746,000. As specified in the loan agreement, the Partnership was required to establish with the lender an escrow account for taxes and insurance and a replacement reserve account for future capital improvements. The Partnership incurred costs and extension fees in connec tion with this modification of $57,000.

    On September 1, 1994, the Partnership completed a debt modification a greement with the Copper Mill Apartments mortgagee. The loan requires monthly payments of $31,000 at 8.25 percent and is being amortized over 20 years. The loan matures on August 31, 1999 with a balloon payment of $3,240,000. As specified in the loan agreement, the Partnership was required to establish with the lender an escrow account for taxes and insurance and a replacement reserve account for future capital improvements. The Partnership incurred costs and extension fees in connection with this modification of $131,000.

    The loans securing Copper Mill Apartments and Cooper's Pointe Apartments are cross collateralized.

    On December 28, 1994 the Partnership refinanced its existing loans on its Hampton Greens, Promontory Point, Stoney Creek and Wood Creek Apartments properties. The refinanced loan was in the principal amount of $30,000,000, bears interest at 90 day LIBOR plus 3.75% and matures on December 26, 1999. The Partnership is required to make monthly payments in an amount equal to the greater of (i) the interest due on the loan or (ii) $218,750 per month through December 31, 1996, $225,000 per month from January 1, 1997 through December 31, 1997 or $231,250 per month from January 1, 1998 through maturity. To the extent the Partnership is required to make payments in the amounts set forth in clause

                        CENTURY PROPERTIES GROWTH FUND XXII
                              (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


6.  NOTES PAYABLE (Continued)

    (ii), the difference between such amount and the amount which would otherwise have been paid pursuant to clause (i) will be applied to the loan principal. In addition, the Partnership is required to maintain a $500,000 working capital reserve (see Note 3). In connection with this refinancing, the Partnership transferred ownership of Woodcreek Apartments to Century Stoney Greens, L.P., a wholly-owned subsidiary of the Partnership which had already held title to the other three properties. The Partnership incurred costs and extension fees in connection with this refinancing of $285,000, of which $158,000 was paid in 1994.

    The note payable on Four Winds Apartments with a balloon payment of $10,956,000 was due in September 1992. The Partnership exercised its option to extend the due date to September 1995. The interest rate on the loan was reduced from 9.5 percent to 7.4 percent. The note matures September 1995 with a balloon payment of $10,452,000. The Partnership will attempt to extend the due date of this loan or find replacement financing. If,however, the loan is not refinanced or extended, or the property is not sold, the Partnership could lose this property through foreclosure. In that case, the Partnership would incur a loss of approximately $600,000.

    Amortization of deferred financing costs totaled $584,000, $357,000 and $348,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

7.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

    In January 1992 the Partnership obtained replacement financing on the Stoney Creek and Hampton Greens Apartments. The initial advance under the replacement financing totaled $12,500,000. Prior to January 7, 1994, an additional $500,000 could have been drawn upon by the Partnership, provided the properties achieved certain operating results as defined by the terms of the replacement financing agreement. The Partnership did not draw upon any of this amount. The existing notes of $8,135,000 and $7,085,000 w hich had been due in 1995 and 1996, respectively, were prepaid at a discounted amount totaling $12,900,000. As of December 31, 1992, $446,000 had been paid in financing costs. The difference of $400,000 between the initial advance and the discounted prepayment amount and related costs incurred in the close of escrow of $344,000, were paid by the Partnership in 1992. The new financing agreement provided for interest only payments at 3.625 percent over a 90 day LIBOR interest rate with the maximum interes t rate not to exceed 12 percent per annum. The agreement also required the Partnership to transfer the properties into a separate wholly owned subsidiary and to cross-collateralize the properties as security for the loan. The discount amount of $2,320,000, was forgiven by the lender upon prepayment of the original financing and was recognized by the Partnership as extraordinary item - gain on extinguishment of debt in 1992, net of prepayment premiums paid of $258,000 and the write-off of unamortized defer red costs on the original financing of $132,000.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


7.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT (Continued)

    In May 1992, the Partnership obtained replacement financing of $5,200,000 on Promontory Point Apartments. The existing note of $6,978,000 with an interest rate of 10 percent at March 31, 1992, which had been due in 1995, was prepaid at a discounted amount totaling $5,450,000. In addition, the Partnership paid an extension fee of $55,000 to the existing lender in order to extend the period required to obtain replacement financing. As of December 31, 1992, $283,000 had been paid in financing costs. The difference of $250,000 between the refinancing proceeds and the discounted prepayment was paid by the Partnership in 1992. The discount amount, net of the extension fee paid of $55,000 was recognized by the Partnership as extraordinary item - gain on extinguishment of debt in 1992.

8.  DISPOSITION OF RENTAL PROPERTY

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

9.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

    The difference between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:


                                                      1994            1993           1992
                                                    --------        --------       --------
    Net (loss) - financial statements            $ (3,042,000)   $  (3,143,000)  $  (573,000)
    Differences resulted from:
    Gain on property disposition                             -             -       2,760,000
    Depreciation                                    (1,286,000)   (1,505,000)     (1,576,000)
    Interest expense                                   110,000       131,000          66,000
    Construction period interest amortization         (315,000)     (374,000)       (374,000)
    Gain on extinguishment of debt                           -             -         757,000
    Other                                               32,000         5,000         (29,000)
                                                  ------------   -----------     -----------
    Net income (loss) - income tax method         $ (4,501,000)  $(4,886,000)    $ 1,031,000
                                                  ============   ===========     ===========


                                    F - 15

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

9.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)


                                                       1994         1993         1992
                                                     --------     --------     --------
    Taxable income (loss) per limited partnership
     unit after giving effect of the allocation to
      the general partner                          $        (48) $       (52) $        11
                                                   ============  ===========  ===========
    Partners' equity - financial statements        $ 16,197,000  $19,239,000  $22,382,000
    Differences resulted from:
      Sales commissions and organization expenses    12,427,000   12,427,000   12,427,000
      Depreciation                                  (27,559,000) (26,273,000) (24,768,000)
      Payments credited to rental properties          2,056,000    2,056,000    2,056,000
      Interest expense                                  287,000      177,000       46,000
      Construction period interest amortization      (3,567,000)  (3,252,000)  (2,878,000)
      Other                                               5,000      (27,000)     (32,000)

    Partners' (deficit) equity - income tax method $   (154,000) $ 4,347,000  $ 9,233,000


10. LEGAL PROCEEDINGS

    Limited partners in certain affiliated limited partnerships have instituted lawsuits against, among others, MGP and FRI relating to the tender offer (see Note 1). MGP believes that these lawsuits, which are expected to be settled in 1995, will have no effect on the Partnership.

11. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

    The accompanying consolidated financial statements for the years ended December 31, 1993 and 1992 have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 1993 the Partnership had balloon payments totaling $11,869,000 due on two properties, Monterey Village and Copper Mill in August and December of 1994, respectively. In addition, balloon payments totaling $27,511,000 were due in 1995 on F our Winds, Woodcreek and Cooper's Pointe. The Partnership believes that its current strategy, combined with cash generated from the Partnership's properties with positive operations will allow the Partnership to meet its capital and operating requirements. The outcome of this uncertainty cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from the ultimate outcome of this uncertainty.

    The Partnership obtained debt modification or refinancing on all these properties as of December 31, 1994, except for Four Winds Apartments (see
    Note 6).

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)


                                               REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
                                                           DECEMBER 31, 1994


  COLUMN                  COLUMN          COLUMN            COLUMN                      COLUMN
    A                       B               C                 D                           E

                                                         Cost Capitalized              Gross Amount
                                      Initial Cost          Subsequent                at Which Carried at
                                     to Partnership       to Acquisition              Close of Period(1)
                                     --------------      -----------------          --------------------------
                                              Buildings                                      Buildings
                                                and                                           and
                           Encum-             Improve-    Improve-     Carrying             Improve-
Description               brances    Land      ments       ments        Costs      Land      ments     Total(2)
-----------               -------    ----     ---------   --------      --------   -----     -------   --------
                                                          (Amounts in thousands)
                                                          ---------------------
PARTNERSHIP:

Plantation Creek
  Apartments
    Atlanta, Georgia     $  13,163   $ 2,653    $ 20,827   $ 1,635     $  --      $ 2,655     $ 22,460  $25,115

Four Winds Apartments
  Overland Park,
    Kansas                  10,589     1,363      14,288       367       (92)       1,357       14,569   15,926

Cooper's Pointe
  Apartments
    Charleston, South
      Carolina                5,361      513       6,696       268       (111)        510        6,856    7,366


Monterey Village
  Apartments
    Rancho Cucamonga,
      California              7,401    1,438      10,403        97        (42)      1,433       10,463   11,896

Autumn Run
  Apartments
    Naperville, Illinois     10,714    1,462      14,957       587        (27)      1,458       15,521   16,979

Copper Mill
  Apartments
    Richmond, Virginia        3,661      933       8,061       313        (45)        929        8,333    9,262


Column A                    Column F             Column G          Column H          Column I


                                                                                        Life
                                                                                      on which
                              Accum-                                                 depreciation
                               ulated              Year                              is computed
                              Depre-                of                                in latest
                               ciation           Constr-              Date           statement of
Description                      (3)             uction            Acquired          operations
-----------                    --------           -------            ------           ----------


PARTNERSHIP:

Plantation Creek
  Apartments
    Atlanta, Georgia          $ 8,436            1977/1978              6/84          6 - 30 yrs

Four Winds Apartments
  Overland Park,
    Kansas                      4,536                 1987              9/85          6 - 30 yrs

Cooper's Pointe
  Apartments
    Charleston, South
      Carolina                  2,489                 1986             11/85          6 - 30 yrs

Monterey Village
  Apartments
    Rancho Cucamonga,
      California                3,441                 1987              4/86          6 - 30 yrs

Autumn Run
  Apartments
    Naperville, Illinois            4,989             1987                6/86        6 - 30 yrs


Copper Mill
  Apartments
    Richmond, Virginia              2,594             1987                9/86        6 - 30 yrs



                            See accompanying notes.

                      CENTURY PROPERTIES GROWTH FUND XXII
                            (A Limited Partnership)


                                                                                               SCHEDULE III (Contnued)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1994


  COLUMN                  COLUMN          COLUMN                 COLUMN                      COLUMN
    A                       B               C                       D                           E

                                                              Cost Capitalized              Gross Amount
                                       Initial Cost              Subsequent              at Which Carried at
                                      to Partnership          to Acquisition              Close of Period(1)
                                      --------------------   --------------------    -----------------------------
                                                 Buildings                                      Buildings
                                                    and                                           and
                            Encum-                Improve-    Improve-   Carrying               Improve-
Description                brances       Land      ments       ments        Costs      Land      ments     Total(2)
                           --------    --------   --------    -------    --------    -------    --------  --------
                                                          (Amounts in thousands)
                                                          ---------------------
SUBSIDIARY:

Wood Creek
  Apartments
    Mesa, Arizona         $ 12,500     $ 2,130     $13,440    $   493     $ (118)   $ 2,117      $13,828  $ 15,945

Stoney Creek
  Apartments
    Dallas, Texas            6,000       1,803      12,509        558       (927)     1,689       12,254    13,943

Promontory Point

  Apartments
    Austin, Texas            5,750       1,690      10,129        275       (694)     1,595        9,805    11,400

Hampton Greens
  Apartments
    Dallas, Texas            5,750       2,086       9,474        469          -       2,086       9,943    12,029
                           --------    --------   --------     ------    -------     -------    --------  --------
TOTAL                      $80,889     $16,071    $120,784     $5,062    $(2,056)    $15,829    $124,032  $139,861
                           ========    ========   ========     ======    =======     =======    ========  ========




Column A                    Column F             Column G          Column H          Column I


                                                                                        Life
                                                                                      on which
                              Accum-                                                 depreciation
                               ulated              Year                              is computed
                               Depre-               of                                in latest
                              ciation            Constr-              Date           statement of
Description                      (3)             uction             Acquired          operations
-----------                    --------           -------            ------           ----------


(SUBSIDIARY:

Wood Creek
  Apartments
    Mesa, Arizona            $ 5,468              1985               5/84             6 - 30 yrs

Stoney Creek
  Apartments
    Dallas, Texas              4,638              1983               6/85             6 - 30 yrs

Promontory Point
  Apartments
    Austin, Texas              3,642              1984               10/85            6 - 30 yrs

Hampton Greens
  Apartments
    Dallas, Texas              3,752              1986               12/85            6 - 30 yrs

                            --------
TOTAL                       $ 43,985
                            ========





                            See accompanying notes.

                                                                   SCHEDULE III


CENTURY PROPERTIES GROWTH FUND XXII
(A Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994

NOTES:
-------
(1)  The aggregate cost for Federal income tax purposes is $138,688,000.

(2)  Balance, January 1, 1992                                                               $  148,764,000
     Improvements capitalized subsequent to acquisition                                            860,000
     Cost of rental property foreclosed on                                                     (11,689,000)
                                                                                            ---------------
     Balance, December 31, 1992                                                                137,935,000
     Improvements capitalized subsequent to acquisition                                          1,305,000
                                                                                            ---------------
     Balance, December 31, 1993                                                                139,240,000
     Improvements capitalized subsequent to acquisition                                            621,000
                                                                                            ---------------
     Balance, December 31, 1994                                                             $  139,861,000
                                                                                            ---------------
                                                                                            ---------------
(3)  Balance, January 1, 1992                                                               $   34,271,000
     Additions charged to expense                                                                4,594,000
     Accumulated depreciation on rental property foreclosed on                                  (3,176,000)
                                                                                            ---------------
     Balance, December 31, 1992                                                                 35,689,000
     Additions charged to expense                                                                4,171,000
                                                                                            ---------------
     Balance, December 31, 1993                                                                 39,860,000
     Additions charged to expense                                                                4,125,000
                                                                                            ---------------
     Balance, December 31, 1994                                                             $   43,985,000
                                                                                            ---------------
                                                                                            ---------------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

  Effective April 22, 1994, Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company. Deloitte's Independent Auditors' Report on Registrant's financial statements for calendar years ended December 31, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, Deloitte's Independent Auditor's Report for the calendar year December 31, 1993 was modified due to the uncertainty regarding Registrant's ability to continue as a going concern since Registrant has substantial balloon payments due on Notes in 1994 and 1995; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar years ended 1992, 1993 and through April 22, 1994 there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

  Effective April 22, 1994, Registrant engaged Imowitz Koenig & Company as its Independent Auditors. During the last two calendar years and through April 22, 1994, Registrant did not consult Imowitz Koenig & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

  Neither the Registrant, nor Fox Partners IV ("Fox"), the general partner of Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner'), the managing general partner of Fox, manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business.
The Managing General Partner and its affiliates also control, or act as, the managing general partner of 30 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of March 1, 1995, the names, ages and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as Director
                                                         and/or Officer of
      Name and Age                  Positions Held       NPI Equity II since
      ------------                  --------------       ----------------------
      Michael L. Ashner (42)        President and            12/93
                                      Director

      Martin Lifton (62)            Chairman and             12/93
                                      Director


      Arthur N. Queler (48)         Secretary/Treasurer      12/93
                                      and Director

      G. Bruce Lifton (30)          Vice President           12/93

      Steven Lifton (33)            Vice President           12/93
                                      and Director       (Director 10/94)

      W. Edward Scheetz (30 )       Director                 10/94

      Ricardo Koenigsberger (28)    Director                 10/94

      Lee Neibart (44)              Director                 10/94

  Michael L. Ashner has been President and Director of National Property Investors, Inc. ("NPI, Inc.") and a Director of NPI Property Management Corporation ("NPI Management") since their formation in 1984. As the President and a Director of NPI, Inc., Mr. Ashner has been involved with the sponsoring of approximately 35 limited partnerships. Mr. Ashner is also the President and Director of NPI Equity Investments, Inc. ("NPI Equity") and NPI Equity Investments II, Inc. ("NPI Equity II"), each a wholly owned subsidiary of NPI, Inc. NPI Equity and NPI Equity II control, or are, the managing general partners of 31 public limited partnerships. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Prior to forming NPI, Inc., in 1984, Mr. Ashner served as a general partner of seven real estate limited partnerships that were formed by Exeter Capital Corporation to own and operate income producing real estate, including apartments, commercial office space and retail space. He received his A.B. degree cum laude from Cornell

University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review.

  Martin Lifton is the Chairman of NPI, Inc. and a Director of NPI Equity, NPI Equity II and NPI Management. In addition, Mr. Lifton is Chairman and President of The Lifton Company, a real estate investment firm. Since entering the real estate business over 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase of apartment complexes and other properties in the New York City metropolitan area and in the southeastern United States. Mr. Lifton's firm currently owns several apartment buildings in New York City and Mr. Lifton is a partner in four industrial warehouse buildings in California and an office building in Baltimore. In partnership with NPI, Inc., Mr. Lifton has purchased interests in five apartment complexes since 1988. Mr. Lifton was also one of the founders of The Bank of Great Neck located in Great Neck, New York, of which he currently is Chairman. Mr. Lifton received his B.S. degree from the New York University.

  Arthur N. Queler is a co-founder of NPI, Inc. of which he has been Executive Vice President, Treasurer, Secretary and Director since 1984. Mr. Queler is also the Vice President, Secretary, Treasurer and Director of NPI Management,

NPI Equity and NPI Equity II. In addition, since 1983, Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Mr. Queler is a certified public accountant. He received his B.A. and M.B.A. degrees from the City College of New York.

  G. Bruce Lifton was appointed a Vice President of NPI, Inc. in January 1991 and was a director through October 1994. Mr. Lifton is a director of NPI Management. He is also a Vice President of The Lifton Company, in which position he has served for over five years with responsibility for supervising the rehabilitation of several large apartment complexes. As an officer of The Lifton Company, Mr. Lifton has been involved in a wide range of matters, including apartment management, refinancing and cooperative conversion. Mr. Lifton holds an A.B. degree from Tulane University as well as a B.S.M. degree from the Freeman School of Business. He is a son of Martin Lifton and the brother of Steven Lifton.

  Steven Lifton is a Vice President of NPI, Inc. having been appointed to this position in January 1991 and has been a director since 1992. In addition, he is a Senior Vice President of The Lifton Company. With The Lifton Company he has had extensive involvement in the budgeting, refinancing, rehabilitation and overall operation of several thousand apartment units. Mr. Lifton has also supervised the operation of other companies affiliated with The Lifton Company which are engaged in the business of real estate brokerage, second mortgage financing, land development and other real estate related activities. Mr. Lifton received his B.B.A. degree from The George Washington University Business School. He is a Director of The Bank of Great Neck. He is a son of Martin Lifton and the brother of G. Bruce Lifton.

  W. Edward Scheetz has been a Director of NPI, Inc. and NPI Equity since October 1994. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm. Mr. Scheetz received an A.B. in Economics, Magna Cum Laude, from Princeton University in 1986.

  Ricardo Koenigsberger has been a Director of NPI, Inc. and NPI Equity since October 1994. Since October 1990, Mr. Koenigsberger has been an associate of Apollo and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. For more than one year prior thereto, Mr. Koenigsberger was an associate with Drexel Burnham Lambert Incorporated.

  Lee Neibart has been a Director of NPI, Inc. and NPI Equity since October

1994. Mr. Neibart has also been an associate of Apollo since December 1993. From 1986 to 1993, Mr. Neibart also served as Executive Vice President of the Robert Martin Company, a private real estate development and management firm based in Westchester County, New York, and from 1982 to 1985, Mr. Neibart served as President of the New York Chapter of the National Association of Industrial Office Parks, a professional real estate organization. Mr. Neibart holds a B.A. from the University of Wisconsin and an M.B.A. from New York University.

  Except as stated above, no family relationships exist among any of the officers or directors of NPI, Inc., or the Managing General Partner.

  Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

  Messrs. Ashner, Lifton and Queler currently are the beneficial owners of 66 2/3% of the outstanding stock of NPI, Inc.

Item 11.  Executive Compensation

  Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See
Item 13, "Certain Relationships and Related Transactions.")


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for Registrant in accordance with the terms of the Partnership Agreement.

  The following table sets forth certain information regarding limited partnership units of Registrant owned by each person who is known by Registrant to own beneficially or exercise voting or dispositive control over more than 5% of Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1995.

Name and address of               Amount and nature of
Beneficial Owner                  Beneficial Ownership          % of Class
----------------                  --------------------          ----------

DeForest Ventures I L.P. (1)           14,544(2)                    17.6
Michael L. Ashner (3)                      38(4)                     *
Martin Lifton (3)                          38(4)                     *
Arthur N. Queler (1)                       38(4)                     *
Steven Lifton (3)                          38(4)                     *
G. Bruce Lifton (1)                        38(4)                     *

Ricardo Koenigsberger (5)               _                            _
Lee Neibart (5)                         _                            _
W. Edward Scheetz (5)                   _                            _
All directors and executive
  officers as a group (eight persons)      38(4)                     *
________________
*  Less than 1%

(1) Each of such persons may be reached at 5665 Northside Drive, N.W., Atlanta, Georgia 30328.
(2)  Based upon information supplied to Registrant by DeForest Ventures I L.P.
(3) Each of such persons may be reached at 100 Jericho Quadrangle, Jericho, New York 11753.
(4) Includes 38 units held by QAL Associates and QALA Associates, general partnerships in which, among others, Messrs. Ashner, Martin Lifton, Queler, Steven Lifton and G. Bruce Lifton are partners. Messrs. Ashner, Martin Lifton, Queler, Steven Lifton and G. Bruce Lifton disclaim beneficial ownership of 29.33, 29.33, 29.33, 35.28 and 35.28 units respectively.
(5) Each of such persons may be reached at 1301 Avenue of the Americas, New York, New York 10038.

  There are no arrangements known to Registrant, the operation of which may, at a subsequent date, result in a change in control of Registrant, other than the following:

  In connection with the admission of NPI Equity II as the managing partner of FRI, and the assumption of operational control over the Managing General Partner, the former partners of FRI ("PRA") and former officers and directors of the Managing General Partner reserved the right to terminate the Voting Trust Agreement if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, (i) the shareholders of the Managing General Partner may, but are not required to, terminate the Voting Trust Agreement and regain voting control of the outstanding shares of the Managing General Partner, in which case such shareholders would be entitled to elect the directors and officers of the Managing General Partner and (ii) PRA may, but is not required to, assume the position of managing general partner of FRI.

  Pursuant to the terms of a loan made by Kidder Peabody Mortgage Capital Corporation to DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in connection with the consummation of a tender offer for limited partnership units in Registrant and 18 affiliated public limited partnerships, NPI, Inc. pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II. Accordingly, if either DeForest I or DeForest II were unable to satisfy their loan obligations and the lender was to foreclose on its collateral, the lender would become the sole shareholder of NPI Equity II.

Item 13.  Certain Relationships and Related Transactions.


  In accordance with the Partnership Agreement, Registrant may be charged by the general partner and affiliates for services provided to Registrant. From March, 1998 to December, 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Managing General Partner began directly providing cash management services for Registrant as of December 23, 1993 and day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994. Related party expenses for the years ended December 31, 1994, 1993 and 1992 are as follows:



                                         1994             1993            1992
                                         ----             ----            ----
          Property Management fees     $  825,000(1)     $       -      $  925,000
          Reimbursement of expenses:
            Partnership accounting
            and investor service          158,000                -         266,000
            Professional Services          20,000                -          58,000
                                       ----------        ---------      ----------
          Total                        $1,003,000        $       -      $1,249,000
                                       ==========        =========      ==========

_____________
(1) As compensation for NPI-AP's services as property manager of Registrant's remaining properties, NPI-AP is entitled to receive 5% of the gross annual receipts from all properties it manages for Registrant. A portion of these fees was formerly paid to NPI Management.

  In accordance with the Partnership Agreement, the general partners received a management incentive allocation equal to ten percent of net and taxable income (losses) and cash distributions. The general partner was also allocated its two percent continuing interest in Registrant's net and taxable income (loss) and cash distributions after the above allocation of management incentive.

  Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

  Pursuant to the terms of a loan made by Kidder Peabody Mortgage Capital Corporation to DeForest I and DeForest II in connection with the consummation of the tender offer for limited partnership units in Registrant and 18 affiliated public limited partnerships, NPI, Inc. and its shareholders pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II and NPI, Inc., respectively. Accordingly, if either DeForest I or DeForest II were unable to satisfy their loan obligations and the lender was to foreclose on its collateral, the lender would become the sole shareholder of NPI, Inc. and NPI Equity II.

  One of several possible sources of funds to repay the loan is DeForest I's distributable portion of the proceeds of any sale or refinancing of Registrant's property attributable to Units tendered. Consequently, a conflict of interest may exist for the Managing General Partner in determining whether and when to sell and/or refinance Registrant's property. Any such conflict, however, may be mitigated by the fact that (i) proceeds from the sale or refinancing of properties owned by other partnerships in which DeForest I and DeForest II or their affiliates may have an interest is available to them, (ii) there exist other repayment sources, including voluntary loans and capital contributions from the DeForest I and DeForest II partners, and (iii) DeForest I may be able to refinance all or a portion of the DeForest I Loan.

  As a result of the purchase of approximately 39,962 limited partnership units pursuant to the tender offer, DeForest I could be in a position to significantly influence all voting decisions with respect to Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, DeForest I would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest I has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any other matter proposed by the Managing General Partner and its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on DeForest I's right to vote each Unit acquired.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)  Consolidated Financial Statements and Financial Statement Schedules:

                   See Item 8 of this Form 10-K for Consolidated Financial Statements of Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)


(a) (3)  Exhibits:

         3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated on September 25, 1984 and thereafter supplemented contained in Registrant's Registration Statement on Form S-11 (Reg. No. 2-89285).

        10.  (a)   Amended and Restated Note, made as of September 1, 1994, by
                   Registrant in favor of the Travelers Insurance Company
                   ("Travelers") in the principal amount of $3,679,026.14 incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

             (b) Amended and Restated Deed of Trust, dated as of September 1, 1994, between Registrant and Travelers with respect to Copper Mill Apartments incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

             (c) Amended and Restated Note, made as of September 1, 1994, by Registrant in favor of Travelers in the principal amount of $5,388,360.35 incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

             (d) Amended and Restated Mortgage, dated as of September 1, 1994, between Registrant and Travelers with respect to Cooper's Pointe incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

             (e) Promissory Note dated December 27, 1994 from Century Stoney Greens, L.P. to USL Capital Corporation ("USL") in the principal amount of $30,000,000.

             (f) Form of Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement by CSG to Howard E. Schreiber, Trustee for the benefit of USL.

         16. Letter dated April 27, 1994 from Registrant's Former Independent Auditors incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)  Reports on Form 8-K:

                   On October 12, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale by National Property Investors, Inc., the parent of NPI Equity Investments II, Inc., of one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 1995.

                          CENTURY PROPERTIES GROWTH FUND XXII

                          By: FOX PARTNERS IV
                              Its General Partner

                          By: FOX CAPITAL MANAGEMENT CORPORATION
                              A General Partner


                                    By:  /s/ Michael L. Ashner
                                        ----------------------
                                         Michael L. Ashner
                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature/Name         Title                                 Date
--------------         -----                                 ----

Michael L. Ashner      President and Director              March 24, 1995
-----------------
Michael L. Ashner     (Principal Executive Officer)

Martin Lifton          Chairman and Director               March 24, 1995
-----------------
Martin Lifton

Arthur N. Queler       Secretary/Treasurer and Director    March 24, 1995
-----------------
Arthur N. Queler      (Principal Financial Officer)

Steven J. Lifton       Vice President and Director         March 24, 1995
-----------------
Steven J. Lifton

                                Exhibit Index

Exhibit                                                                   Page
-------                                                                   ----
3.4.    Agreement of Limited Partnership                                   (1)

10.1    Amended and Restated Note, made as of September 1, 1994, by        (2)
        Registrant in favor of the Travelers Insurance Company
        ("Travelers") in the principal amount of $3,679,026.14

10.2    Amended and Restated Deed of Trust, dated as of September 1,       (2)
        1994, between Registrant and Travelers with respect to Copper
        Mill Apartments

10.3    Amended and Restated Note, made as of September 1, 1994, by        (2)
        Registrant in favor of Travelers in the principal amount of
        $5,388,360.35

10.4    Amended and Restated Mortgage, dated as of September 1, 1994,      (2)
        between Registrant and Travelers with respect to Cooper's Pointe

10.5 Promissory Note dated December 27, 1994 from Century Stoney Greens, L.P. to USL Capital Corporation ("USL") in the principal amount of $30,000.00

10.6 Form of Deed of Trust, Security Agreement, Assignment and Rents, Fixture Filing and Financing Statement by CSG to Howard E. Schreiber, Trustee for the benefit of USL

16      Letter dated April 27, 1994 from Registrant's Former Independent   (3)
        Auditors
___________________

(1) Incorporated by reference to Exhibit A to the Prospectus of Registrant dated September 25, 1984, and thereafter supplemented, included in Registration Statement on Form S-11 (Reg No. 2-89285).

(2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.