Form 10-Q
period 1995-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1995-05-15
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    ----------

                     Commission file number   0-13418

                    Century Properties Growth Fund XXII
          (Exact name of Registrant as specified in its charter)

      California                                      94-2939418
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
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
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No
                            -----    -----
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------

                                    1 of 11


      CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                    March 31,     December 31,
                                                      1995           1994
                                                   (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $   1,282,000   $     475,000
Restricted cash                                         500,000         500,000
Other assets                                          1,281,000         862,000

Real Estate:

   Real estate                                      139,955,000     139,861,000
   Accumulated depreciation                         (45,014,000)    (43,985,000)
                                                  --------------  --------------
Real estate, net                                     94,941,000      95,876,000

Deferred financing costs, net                           684,000         734,000
                                                  --------------  --------------
  Total assets                                    $  98,688,000   $  98,447,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Notes payable                                     $  80,733,000   $  80,889,000
Accrued expenses and other liabilities                1,994,000       1,361,000
                                                  --------------  --------------
  Total liabilities                                  82,727,000      82,250,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' equity (deficit):

 General partner                                     (7,201,000)     (7,173,000)
 Limited partners (82,848 units outstanding at
  March 31, 1995 and December 31, 1994)              23,162,000      23,370,000
                                                  --------------  --------------
  Total partners' equity                             15,961,000      16,197,000
                                                  --------------  --------------

  Total liabilities and partners' equity          $  98,688,000   $  98,447,000
                                                  ==============  ==============

                 See notes to consolidated financial statements.

                                    2 of 11

        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995



Consolidated Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   5,099,000   $   4,809,000
  Interest income                                        22,000          22,000
                                                  --------------  --------------
    Total revenues                                    5,121,000       4,831,000
                                                  --------------  --------------

Expenses:

  Operating                                           2,348,000       2,377,000
  Interest                                            1,917,000       1,874,000
  Depreciation                                        1,029,000       1,022,000
  General and administrative                             63,000         147,000
                                                  --------------  --------------
    Total expenses                                    5,357,000       5,420,000
                                                  --------------  --------------
Net loss                                          $    (236,000)  $    (589,000)
                                                  ==============  ==============
Net loss per limited partnership unit             $          (3)  $          (6)
                                                  ==============  ==============


                 See notes to consolidated financial statements.

                                    3 of 11

        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Cash Flows (Unaudited)

                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994
Operating Activities:


Net loss                                          $    (236,000)  $    (589,000)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                       1,079,000       1,113,000
  Deferred financing costs paid                             -           (54,000)
Changes in operating assets and liabilities:
  Other assets                                         (419,000)       (192,000)
  Accrued expenses and other liabilities                633,000          15,000
                                                  --------------  --------------
Net cash provided by operating activities             1,057,000         293,000
                                                  --------------  --------------
Investing Activities:

Additions to real estate                                (94,000)        (82,000)
Proceeds from maturity of cash investments                  -         1,187,000
Restricted cash increase                                    -           (36,000)
                                                  --------------  --------------
Cash (used in) provided by investing activities         (94,000)      1,069,000
                                                  --------------  --------------
Financing Activities:

Repayment of note on debt modification                      -          (805,000)
Notes payable principal payments                       (156,000)       (138,000)
                                                  --------------  --------------
Cash (used in) financing activities                    (156,000)       (943,000)
                                                  --------------  --------------
Increase in Cash and Cash Equivalents                   807,000         419,000

Cash and Cash Equivalents at Beginning of Period        475,000         341,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $   1,282,000   $     760,000
                                                  ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $   1,634,000   $   1,784,000
                                                  ==============  ==============


                See notes to consolidated financial statements.

                                    4 of 11


       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.


The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $1,264,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions With Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $36,000 and $41,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, NPI, Inc. received $254,000 and $69,000, respectively. These fees are included in operating expenses.

3.  Contract For the Sale of a Property

On March 24, 1995, the Partnership responded to an unsolicited offer from an unaffiliated third party to sell the Monterey Village Apartments property for approximately $10,700,000. The sale is subject to the purchaser obtaining financing and completing its due diligence review. If the sale is consummated, the Partnership would receive net proceeds of approximately $3,000,000 and recognize a gain on the sale.


                                    5 of 11

         CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates residential real estate properties. The properties are located in Arizona, Georgia, Texas, Kansas, South Carolina, California, Illinois and Virginia. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties generated positive cash flow from operations during the three months ended March 31, 1995. As of May 1, 1995, one of the eleven properties originally purchased by Registrant was lost through foreclosure.


Registrant uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1988. Although cash flow from operations is expected to improve during the next twelve months, it is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $807,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $1,057,000 of net cash from operating activities was partially offset by $94,000 of cash used for improvements to real estate (investing activities) and $156,000 of cash used in note payable principal payments (financing activities). Registrant commenced a substantial exterior renovation project on its Plantation Creek Apartment complex during the first quarter of 1995, which the Managing General Partner believes will enable the property to better compete in the current market. The cash required to complete the renovation will come from cash flow and working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments (excluding the balloon payments) in 1995 and the foreseeable future.

On March 24, 1995, Registrant responded to an unsolicited offer from an unaffiliated third party to sell the Monterey Village Apartments property for approximately $10,700,000. The sale is subject to the purchaser obtaining financing and completing its due diligence review. If the sale is consummated, Registrant would receive net proceeds of approximately $3,000,000 and recognize a gain on the sale. If this sale is consummated, it is anticipated that Registrant will make a distribution of all or a portion of these proceeds.

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

                                    6 of 11

       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Liquidity and Capital Resources (Continued)

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenues will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $353,000 for the three months ended March 31,

1995, as compared to 1994, due to an increase in revenues of $290,000 and a decrease in expenses of $63,000.




                                    7 of 11

CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

Rental income increased by $290,000 for the three months ended March 31, 1995, as compared to 1994 primarily due to increases in rental rates at all of Registrant's properties and improved (or stable) occupancy at all Registrant's properties, except for Autumn Run and Plantation Creek Apartments. Interest income remained constant.

Expenses decreased by $63,000 due to decreases in operating expenses of $29,000 and general and administrative expenses of $84,000, which were only partially offset by increases in interest expense of $43,000 and depreciation expense of $7,000. Operating expenses decreased due to decreases in maintenance and rent-up expenses at Registrant's Autumn Run, Cooper's Pointe, Copper Mill, Monterey Village, Plantation Creek and Promontory Point Apartments, which were partially offset by increases in maintenance and rent-up expenses at Registrant's Four Winds, Wood Creek, Hampton Greens and Stoney Creek Apartments. General and administrative expenses declined due to the reduction in asset management costs effective July 1, 1994. Interest expense increased due to an increase in the variable rate mortgage securing Registrant's Hampton Greens, Promontory Point, Stoney Creek and Wood Creek Apartments properties. Depreciation expense remained relatively constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this report, along with occupancy data, follows:

                  CENTURY PROPERTIES GROWTH FUND XXII

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                                              Average
                             Number                      Occupancy Rate (%)
                              of         Date of             March 31,
Name and Location            Units      Purchase          1995      1994
- -----------------            -----      --------         ------------------
Wood Creek Apartments         432        05/84             98        98
Mesa, Arizona


Plantation Creek Apartments   484        06/84             95        97
Atlanta, Georgia

Stoney Creek Apartments       364        06/85             96        93
Dallas, Texas

Four Winds Apartments         350        09/85             97        96
Overland Park, Kansas

Promontory Point Apartments   252         10/85            99        97
Austin, Texas

Cooper's Pointe Apartments    192         11/85            93        90
Charleston, South Carolina


                                    8 of 11

       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Properties (Continued)

                                                              Average
                             Number                      Occupancy Rate (%)
                              of         Date of             March 31,
Name and Location            Units      Purchase          1995      1994
- -----------------            -----      --------         ------------------
Hampton Greens Apartments     309         12/85            97        94
Dallas, Texas

Monterey Village Apartments   224         04/86            96        89
Rancho Cucamonga, California

Autumn Run Apartments         320         06/86            96        97
Naperville, Illinois

Copper Mill Apartments        192         09/86            97        94
Richmond, Virginia


                                    9 of 11

       CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v.

Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions
would be dismissed with prejudice and/or released.   In consideration for the
dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.



                                   10 of 11


        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - MARCH 31, 1995

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


                              CENTURY PROPERTIES GROWTH FUND XXII

                              By: FOX PARTNERS IV
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION
                                  A General Partner




                              /S/ARTHUR N. QUELER
                              ---------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                   11 of 11