Form 10-Q
period 1995-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1995-08-11
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No _________

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _______   No _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ___________________.




                               1 of 12


        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                     June 30,      December 31,
                                                       1995           1994
                                                   (Unaudited)       (Audited)
Assets

Cash and cash equivalents                        $   1,607,000    $     475,000
Restricted cash                                        500,000          500,000
Other assets                                         1,549,000          862,000

Real Estate:

   Real estate                                     140,113,000      139,861,000
   Accumulated depreciation                        (46,044,000)     (43,985,000)
                                                 -------------    -------------
Real estate, net                                    94,069,000       95,876,000

Deferred financing costs, net                          675,000          734,000
                                                 -------------    -------------
     Total assets                                $  98,400,000    $  98,447,000
                                                 =============    =============


Liabilities and Partners' Equity

Notes payable                                    $  80,576,000    $  80,889,000
Accrued expenses and other liabilities               2,218,000        1,361,000
                                                 -------------    -------------
     Total liabilities                              82,794,000       82,250,000
                                                 -------------    -------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                    (7,243,000)      (7,173,000)
 Limited partners (82,848 units outstanding at
    June 30, 1995 and December 31, 1994)            22,849,000       23,370,000
                                                 -------------    -------------

     Total partners' equity                         15,606,000       16,197,000
                                                 -------------    -------------
     Total liabilities and partners' equity      $  98,400,000    $  98,447,000
                                                 =============    =============



                See notes to consolidated financial statements.

                                    2 of 12



        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Operations (Unaudited)



                                                    For the Six Months Ended
                                                June 30, 1995     June 30, 1994
Revenues:

  Rental                                         $ 10,253,000      $  9,631,000
  Interest income                                      53,000            37,000
                                                 ------------     -------------
    Total revenues                                 10,306,000         9,668,000
                                                 ------------     -------------

Expenses:

  Operating                                         4,901,000         4,841,000
  Interest                                          3,815,000         3,712,000
  Depreciation                                      2,059,000         2,052,000
  General and administrative                          122,000           315,000
                                                 ------------     -------------
    Total expenses                                 10,897,000        10,920,000
                                                 ------------     -------------
Net loss                                         $   (591,000)     $ (1,252,000)
                                                 ============     =============
Net loss per limited partnership unit            $         (6)     $        (13)
                                                 ============     =============


                See notes to consolidated financial statements.


                                    3 of 12


        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995




Consolidated Statements of Operations (Unaudited)



                                                   For the Three Months Ended
                                                 June 30, 1995    June 30, 1994
Revenues:

  Rental                                           $ 5,154,000      $ 4,822,000
  Interest income                                       31,000           15,000
                                                 -------------    -------------
    Total revenues                                   5,185,000        4,837,000
                                                 -------------    -------------

Expenses:

  Operating                                          2,553,000        2,464,000
  Interest                                           1,898,000        1,838,000
  Depreciation                                       1,030,000        1,030,000
  General and administrative                            59,000          168,000
                                                 -------------    -------------
    Total expenses                                   5,540,000        5,500,000
                                                 -------------    -------------
Net loss                                           $  (355,000)     $  (663,000)
                                                 =============    =============
Net loss per limited partnership unit              $        (4)     $        (7)
                                                 =============    =============


                See notes to consolidated financial statements.

                                    4 of 12


        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995


Consolidated Statements of Cash Flows (Unaudited)

                                                      For the Six Months Ended
                                                   June 30, 1995   June 30, 1994
Operating Activities:

  Net loss                                         $  (591,000)     $(1,252,000)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                   2,131,000        2,232,000
     Deferred financing costs paid                     (13,000)         (53,000)
  Changes in operating assets and liabilities:
     Other assets                                     (687,000)        (831,000)
     Accrued expenses and other liabilities            857,000          170,000
                                                 -------------    -------------

Net cash provided by operating activities            1,697,000          266,000
                                                 -------------    -------------
Investing Activities:

Additions to real estate                              (252,000)        (206,000)
Proceeds from cash investments                              --        1,187,000
Restricted cash increase                                    --           (2,000)
                                                 -------------    -------------
Net cash (used in) provided by investing activities   (252,000)         979,000
                                                 -------------    -------------
Financing Activities:

Repayment of note on debt modification                      --         (805,000)
Notes payable principal payments                      (313,000)        (377,000)
                                                 -------------    -------------

Cash (used in) financing activities                   (313,000)      (1,182,000)
                                                 -------------    -------------
Increase in Cash and Cash Equivalents                1,132,000           63,000

Cash and Cash Equivalents at Beginning of Period       475,000          341,000
                                                 -------------    -------------
Cash and Cash Equivalents at End of Period         $ 1,607,000      $   404,000
                                                 =============    =============
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the period       $ 3,492,000      $ 3,465,000
                                                 =============    =============


                See notes to consolidated financial statements.

                                    5 of 12





        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General


The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions With Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $112,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, NPI, Inc. received $510,000 and $320,000, respectively. These fees are included in operating expenses.

3.  Legal Proceedings

On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 2,396 limited partnership units of the Partnership.



                                    6 of 12



        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates residential real estate properties. The properties are located in Arizona, Georgia, Texas, Kansas, South Carolina, California, Illinois and Virginia. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties, except its Cooper's Pointe Apartments property, generated positive cash flow from operations during the six months ended June 30, 1995. Cooper's Pointe Apartments experienced negative cash flow due to significant non recurring exterior repairs and maintenance expense during this period. As of August 1, 1995, one of the eleven properties originally purchased by Registrant was lost through foreclosure.

Registrant uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1988. Although cash flow from operations has improved significantly and is expected to continue to improve during the next twelve months, it is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $1,132,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $1,697,000 of net cash from operating activities was partially offset by $252,000 of cash used for improvements to real estate (investing activities) and $313,000 of cash used in note payable principal payments (financing activities). Registrant commenced a substantial exterior renovation project on its Plantation Creek Apartment complex during the first quarter of 1995, which the Managing General Partner believes will enable the property to better compete in the current market. Approximately $120,000 of a $250,000 total cost has been spent to date. The cash required to complete the renovation will be funded from cash flow and working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

On March 24, 1995, Registrant responded to an unsolicited offer from an unaffiliated third party to sell the Monterey Village Apartments property for $10,500,000. The sale is scheduled to close in late August 1995. If the sale is consummated, Registrant would receive net proceeds of approximately $3,000,000 and recognize a gain on the sale. If this sale is consummated, it is anticipated that Registrant will make a distribution of all or a portion of these proceeds.



                                    7 of 12

        CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Registrant has a balloon payment of $10,452,000 on Four Winds Apartment complex due September 1995. Registrant is currently reviewing offers for replacement financing. If, however, the loan is not refinanced or extended, or the property is not sold, Registrant could lose this property through foreclosure. In that case, Registrant would incur a loss of approximately $600,000. In addition, there are balloon payments totaling approximately $23,565,000 due in 1996. Registrant will attempt to extend the due dates of these loans or find replacement financing.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 2,396 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 20.5% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenues will generally exceed increases in expenses during the remainder of 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.



                                8 of 12

    CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $661,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $638,000 and a decrease in expenses of $23,000.

Revenues increased by $638,000 for the six months ended June 30, 1995, as compared to 1994, due to increases in rental revenues of $622,000 and interest income of $16,000. Rental income increased due to increases in rental rates at all of Registrant's properties and improved (or stable) occupancy at all Registrant's properties, except Plantation Creek Apartments. Interest income increased primarily due to an increase in interest rates.

Expenses decreased by $23,000 for the six months ended June 30, 1995, as compared to 1994, due to a decrease in general and administrative expenses of $193,000, which was substantially offset by increases in operating expenses of $60,000, interest expense of $103,000 and depreciation expense of $7,000. General and administrative expenses declined due to the reduction in asset management costs effective July 1, 1994. Operating expenses increased due to increases in maintenance and rent-up expenses at Registrant's Cooper's Pointe, Four Winds, Promontory Point, Wood Creek and Hampton Greens Apartments, which were partially offset by decreases in maintenance and rent-up expenses at Registrant's Autumn Run, Copper Mill, Monterey Village and Stoney Creek Apartments. Interest expense increased due to an increase in the variable rate mortgage securing Registrant's Hampton Greens, Promontory Point, Stoney Creek and Wood Creek Apartments properties. Depreciation expense remained relatively constant.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $308,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in revenues of $348,000 and in expenses of $40,000.

Revenues increased by $348,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in rental revenues of $332,000 and interest income of $16,000. Rental income increased due to increases in rental rates at all of Registrant's properties and improved occupancy at all Registrant's properties, except Plantation Creek, Cooper's Pointe and Cooper Mill

Apartments. Interest income increased primarily due to an increase in interest rates.

Expenses increased by $40,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in operating expenses of $89,000 and interest expense of $60,000 which were partially offset by a decline in general and administrative expense of $109,000. Operating expenses increased due to increases in maintenance and rent-up expenses at Registrant's Cooper's Pointe, Four Winds, Promontory Point, Wood Creek, Plantation Creek and Hampton Greens Apartments, which were partially offset by decreases in maintenance and rent-up expenses at Registrant's Autumn Run, Copper Mill, Monterey Village and Stoney Creek Apartments. Interest expense increased due to an increase in the variable rate mortgage securing Registrant's Hampton Greens, Promontory Point, Stoney Creek and Wood Creek Apartments properties. General and administrative expenses declined due to the reduction in asset management costs effective July 1, 1994. Depreciation expense remained constant.


                               9 of 12

    CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

                  CENTURY PROPERTIES GROWTH FUND XXII

                           OCCUPANCY SUMMARY

                                                             Average
                                                        Occupancy Rate (%)
                                                  -----------------------------
                                                  Six Months       Three Months
                                                     Ended            Ended
                           Number of  Date of       June 30,         June 30,
Name and Location           Units     Purchase    1995    1994     1995    1994
- -----------------          ---------  --------    ----    ----     ----    ----
Wood Creek Apartments         432       05/84       97      97       96      95
Mesa, Arizona

Plantation Creek Apartments   484       06/84       95      97       95      97
Atlanta, Georgia

Stoney Creek Apartments       364       06/85       95      92       95      91
Dallas, Texas

Four Winds Apartments         350       09/85       97      94       97      93
Overland Park, Kansas


Promontory Point Apartments   252       10/85       98      95       97      93
Austin, Texas

Cooper's Pointe Apartments    192       11/85       93      93       93      96
Charleston, South Carolina

Hampton Greens Apartments     309       12/85       98      95       98      95
Dallas, Texas

Monterey Village Apartments   224       04/86       96      90       96      92
Rancho Cucamonga, California

Autumn Run Apartments         320       06/86       96      96       96      95
Naperville, Illinois

Copper Mill Apartments        192       09/86       97      96       97      98
Richmond, Virginia






                               10 of 12


   CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION

Item 1.  Litigation

    Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

    Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

    Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

    James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

    On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I,
    Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.



                               11 of 12


    CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - JUNE 30, 1995


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


                              CENTURY PROPERTIES GROWTH FUND XXII

                              By: FOX PARTNERS IV
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION
                                  A General Partner




                              /S/ ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                               12 of 12