Form 10-Q
period 1995-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1995-11-13
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

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
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)


         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
         (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code (770) 916-9090

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


                                    1 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets
                                                  September 30,   December 31,
                                                      1995            1994
Assets

Cash and cash equivalents                        $   4,525,000   $     475,000
Restricted cash                                        500,000         500,000
Other assets                                         1,705,000         862,000

Real Estate:
   Real estate                                     128,336,000     139,861,000
   Accumulated depreciation                        (43,389,000)    (43,985,000)
                                                 -------------   -------------

Net real estate                                     84,947,000      95,876,000

Deferred financing costs, net                          424,000         734,000
                                                 -------------   -------------

   Total assets                                  $  92,101,000   $  98,447,000
                                                 =============   =============

Liabilities and Partners' Equity

Notes payable                                    $  73,060,000   $  80,889,000
Accrued expenses and other liabilities               2,212,000       1,361,000
                                                 -------------   -------------

   Total liabilities                                75,272,000      82,250,000
                                                 -------------   -------------

Partners' equity (deficit):

General partner                                     (7,098,000)     (7,173,000)
Limited partners (82,848 units outstanding at
  September 30, 1995 and December 31, 1994)         23,927,000      23,370,000
                                                 -------------   -------------

   Total partners' equity                           16,829,000      16,197,000
                                                 -------------   -------------

   Total liabilities and partners' equity        $  92,101,000   $  98,447,000
                                                 =============   =============

                See notes to consolidated financial statements.

                                    2 of 14



     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations

                                                  For the Nine Months Ended
                                                 September 30,   September 30,
                                                    1995             1994

Revenues:

   Rental                                        $  15,247,000   $  14,587,000
   Interest income                                      81,000          47,000
   Gain on sale of property                          1,787,000             -
                                                 -------------   -------------

     Total revenues                                 17,115,000      14,634,000
                                                 -------------   -------------

Expenses:

   Operating                                         7,609,000       7,433,000
   Interest                                          5,677,000       5,609,000
   Depreciation                                      3,035,000       3,082,000
   General and administrative                          162,000         314,000
                                                 -------------   -------------

     Total expenses                                 16,483,000      16,438,000
                                                 -------------   -------------

Net income (loss)                                $     632,000   $  (1,804,000)
                                                 =============   =============

Net income (loss) per limited partnership unit   $        6.73   $      (19.21)
                                                 =============   =============


                See notes to consolidated financial statements.

                                    3 of 14

     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations

                                                 For the Three Months Ended
                                                 September 30,   September 30,
                                                    1995            1994

Revenues:

   Rental                                        $   4,994,000   $   4,956,000
   Interest income                                      28,000          10,000
   Gain on sale of property                          1,787,000             -
                                                 -------------   -------------

     Total revenues                                  6,809,000       4,966,000
                                                 -------------   -------------
Expenses:

   Operating                                         2,708,000       2,591,000
   Interest                                          1,862,000       1,897,000
   Depreciation                                        976,000       1,030,000
   General and administrative                           40,000             -
                                                 -------------   -------------

     Total expenses                                  5,586,000       5,518,000
                                                 -------------   -------------

Net income (loss)                                $   1,223,000   $    (552,000)
                                                 =============   =============

Net income (loss) per limited partnership unit   $       13.02   $       (5.88)
                                                 =============   =============

                See notes to consolidated financial statements.

                                    4 of 14



     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Cash Flows

                                                  For the Nine Months Ended
                                                 September 30,   September 30,
                                                    1995            1994
Operating Activities:


Net income (loss)                                $     632,000   $  (1,804,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                     3,141,000       3,349,000
   Deferred costs paid                                 (13,000)       (273,000)
   Gain on sale of property                         (1,787,000)            -
Changes in operating assets and liabilities:
   Other assets                                       (843,000)     (1,432,000)
   Accrued expenses and other liabilities              851,000         622,000
                                                 -------------   -------------

Net cash provided by operating activities            1,981,000         462,000
                                                 -------------   -------------

Investing Activities:

Net proceeds on sale of property                     2,926,000             -
Additions to rental properties                        (387,000)       (389,000)
Proceeds from cash investments                             -         1,187,000
Restricted cash (increase) decrease                        -           (20,000)
                                                 -------------   -------------

Net cash provided by investing activities            2,539,000         778,000
                                                 -------------   -------------

Financing Activities:

Repayment of note on debt modification                     -          (805,000)
Notes payable principal payments                      (470,000)       (544,000)
                                                 -------------   -------------

Cash (used in) financing activities                   (470,000)     (1,349,000)
                                                 -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents     4,050,000        (109,000)

Cash and Cash Equivalents at Beginning of Period       475,000         341,000
                                                 -------------   -------------

Cash and Cash Equivalents at End of Period       $   4,525,000   $     232,000
                                                 =============   =============


Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the period       $   5,277,000   $   5,263,000
                                                 =============   =============


Sale of property and assumption of mortgage in 1995 - see Note 3.

                See notes to consolidated financial statements.

                                    5 of 14



     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995

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

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 3.

       At September 30, 1995, the Partnership had approximately $4,391,000 invested in overnight repurchase agreements earning approximately 6% per annum. The balance of cash is either in bank checking or money market accounts.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation ("MGP"), the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) Affiliates of MGP received reimbursements of administrative expenses amounting to $108,000 and $134,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

       (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, NPI, Inc. received $770,000 and $563,000, respectively.  These fees are included in operating expenses.

       (c) During the nine months ended September 30, 1995, an affiliate of NPI, Inc. was paid a $1,000 fee relating to a successful real estate tax appeal on the Partnership's Wood Creek Apartment complex. This fee is included in operating expenses.

3.     Gain on Sale of Property

       On August 18, 1995, the Partnership's California property (Monterey Village Apartments) was sold to an unaffiliated third party for $10,413,000. After assumption of the mortgage balance of $7,359,000, and closing costs the partnership received net proceeds of $2,926,000. For financial reporting purposes the sale resulted in a gain of $1,787,000.


                                    6 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates residential real estate properties. The properties are located in Arizona, Georgia, Texas, Kansas, South Carolina, California, Illinois and Virginia. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1995, two of the eleven properties originally purchased by Registrant were sold or otherwise disposed. On August 18, 1995, the Partnership's California property (Monterey Village Apartments) was sold to an unaffiliated third party for $10,413,000. After assumption of the mortgage balance of $7,359,000, and closing costs the partnership received net proceeds of $2,926,000. For financial reporting purposes the sale resulted in a gain of $1,787,000. All of Registrant's remaining properties, except its Cooper's Pointe Apartments property, generated positive cash flow from operations during the nine months ended September 30, 1995. Cooper's Pointe Apartments experienced negative cash flow due to significant non recurring exterior repairs and maintenance expense during this period.

Registrant uses working capital reserves from any undistributed cash flow from operations and refinancing proceeds as its primary source of liquidity. For the long term, cash from operations will remain

Registrant's primary source of liquidity. There have been no distributions since 1988. Although cash flow from operations has improved significantly, it is not currently anticipated that Registrant will make any distributions from operations in the near future. The Managing General Partner is currently evaluating Registrant's cash requirements in light of potential refinancings or debt pay downs on existing mortgages, three of which come due with substantial balloon payments in 1996.

Liquidity based upon cash and cash equivalents experienced a $4,050,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $1,981,000 of cash from operating activities and $2,539,000 of cash from investing activities were partially offset by $470,000 of cash used in financing activities. The cash from operations increased primarily due to improved operations. The decrease in receivables and other assets and the increase in accrued expenses and other liabilities is primarily due to the timing of real estate tax payments and the prepayment of insurance premiums. The increase in cash from investing activities included $2,926,000 of net proceeds from the sale of Registrant's Monterey Village Apartments which was partially offset by $387,000 of improvements to real estate. Registrant has no major capital improvements planned. Cash used in financing activities consisted of $470,000 of notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments (excluding the balloon payments) during the next twelve months and the foreseeable future.


                                    7 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Registrant has received a seven month extension on the balloon payment of $10,452,000 on Four Winds Apartment complex, which had been due in September 1995. Registrant will be required to further extend or refinance the debt at that time. If, however, the loan is not refinanced or extended, or the property is not sold, Registrant could lose this property through foreclosure. In that case, Registrant would incur a loss, for financial statement purposes, of approximately $400,000. In addition, Registrant has balloon payments of $10,564,000 on Autumn Run Apartments complex due June 1996 and $12,982,000 on Plantation Creek Apartments complex due July 1996. Registrant will attempt to extend the due dates of these loans or find replacement financing. If, however, these loans are not refinanced or extended, or the properties are not sold, Registrant could lose these properties through foreclosure. In that case, Registrant would incur a loss of approximately $700,000 on Autumn Run Apartments and $2,700,000 on Plantation Creek Apartments, for financial statement purposes.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 2,391 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 20.4% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.


                                8 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995



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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties are relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during the next twelve months. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $2,436,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $2,481,000 which was partially offset by an increase in expenses of $45,000. Operating results improved primarily due to the $1,787,000 gain on sale of Registrant's Monterey Village Apartment complex. With respect to the remaining properties, operating results improved by $454,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $783,000, which was partially offset by an increase in expenses of $329,000.

With respect to the remaining properties, rental revenues increased due to increases in rental rates at all of Registrant's properties and improved (or stable) occupancy at all of Registrant's properties, except for Autumn Run and Plantation Creek Apartments. In addition, interest income increased by $34,000 due to an increase in average working capital available for investment coupled with an increase in interest rates.

                                    9 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

With respect to the remaining properties, costs and expenses increased during the nine months ended September 30, 1995, as compared to 1994, due to increases in operating expenses of $217,000, interest expense of $104,000 and depreciation of $8,000. Operating expenses increased due to increases in maintenance and rent-up expenses at Registrant's Cooper's Pointe, Four Winds, Promontory Point, Wood Creek and Hampton Greens Apartments, which were partially offset by decreases in maintenance and rent-up expenses at Registrant's Autumn Run, Copper Mill, Monterey Village and Stoney Creek Apartments. Interest expense increased due to an increase in the variable rate mortgage securing Registrant's Hampton Greens, Promontory Point, Stoney Creek and Wood Creek Apartments properties. Depreciation expense remained relatively constant. In addition, general and administrative expenses declined by $152,000 due to the reduction in asset management costs effective July 1, 1994.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $1,775,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $1,843,000, which was partially offset by an increase in expenses of $68,000. Operating results improved due to the $1,787,000 gain on sale of Registrant's Monterey Village Apartment complex. With respect to the remaining properties, operating results improved by $102,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in revenues of $226,000, which was partially offset by an increase in expenses of $124,000. With respect to the remaining properties, rental revenues increased by $226,000 due to increases in rental rates at all of Registrant's properties and improved occupancy at a majority of Registrant's properties. Interest income increased by $18,000 primarily due to an increase in interest rates.

With respect to the remaining properties, costs and expenses increased for the three months ended September 30, 1995, as compared to 1994, due to increases in operating expenses of $139,000 which were partially offset by a decline in interest expense of $15,000. Operating expenses increased due to increases in maintenance and rent-up expenses at Registrant's Cooper's Pointe, Four Winds, Promontory Point, Wood Creek, Plantation Creek and Hampton Greens Apartments, which were partially offset by decreases in maintenance and rent-up expenses at Registrant's Autumn Run, Copper Mill, Monterey Village and Stoney Creek Apartments. General and administrative expenses increased due to a reclassification in the prior comparative period. Interest expense declined due to over accrual of interest on adjustable mortgages in the prior comparative period.


                                   10 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                      CENTURY PROPERTIES GROWTH FUND XXII

                               OCCUPANCY SUMMARY

                                                           Average
                                                       Occupancy Rate (%)
                                                   --------------------------
                                                   Nine Months   Three Months
                                                      Ended           Ended
                             Number of  Date of   September 30,   September 30,
Name and Location             Units     Purchase   1995    1994   1995     1994
-----------------             -----     --------   ----    ----   ----     ----
Wood Creek Apartments           432       05/84     97      97     96       97
Mesa, Arizona

Plantation Creek
  Apartments                    484       06/84     95      97     95       97
Atlanta, Georgia

Stoney Creek Apartments         364       06/85     94      93     93       95
Dallas, Texas

Four Winds Apartments           350       09/85     97      94     96       94
Overland Park, Kansas

Promontory Point Apartments     252       10/85     98      96     98       96
Austin, Texas

Cooper's Pointe Apartments      192       11/85     94      94     97       94
Charleston, South Carolina

Hampton Greens Apartments       309       12/85     97      95     97       95
Dallas, Texas


Monterey Village Apartments (1) 224       04/86      -      92      -       96
Rancho Cucamonga, California

Autumn Run Apartments           320       06/86     95      97     94       98
Naperville, Illinois

Copper Mill Apartments          192       09/86     97      97     96       99
Richmond, Virginia


(1) On August 18, 1995, Registrant sold its Monterey Village Apartment complex.


                                   11 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17,
               1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b)    Report on Form 8-K

            (i) On August 24, 1995, Registrant filed a Current Report on Form
                8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

           (ii) On September 8, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of Monterey Village Apartments (Item 2, Acquisition or Disposition of Assets).

                On October 2, 1995, Registrant filed a Form 8-K/A which amended in part this filing. (Item 2, Acquisition or Disposition of Assets).


                                   12 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


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

                               By: FOX PARTNERS IV
                                   Its General Partner

                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                               /S/ ARTHUR N. QUELER

                               Secretary/Treasurer and Director
                               (Principal Financial Officer)

                                   13 of 14


     CENTURY PROPERTIES GROWTH FUND XXII - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX


Exhibit                                                     Page No.

2.   NPI, Inc. Stock Purchase Agreement                       *
     dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                                   14 of 14