Form 10QSB
period 1996-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1996-05-14
CIK 740156

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                         Commission file number 0-13418



                       CENTURY PROPERTIES GROWTH FUND XXII
        (Exact name of small business issuer as specified in its charter)


          California                                           94-2939418
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                     CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLDIATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996



 Assets
      Cash and cash equivalents                                        $   2,711
      Restricted cash                                                        500
      Other assets                                                         1,295
      Investment properties:
     Land                                             $  14,396
     Buildings and related personal property            114,084
                                                        128,480

   Less accumulated depreciation                        (45,284)          83,196
   Deferred financing costs, net                                           1,809

                                                                       $  89,511

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                               $   2,157
   Mortgages payables                                                     75,005

 Partners' Capital (Deficit):
   Limited partners' (82,848 units outstanding)       $  19,671
   General partners'                                     (7,322)          12,349

                                                                       $  89,511

           See Accompanying Notes to Consolidated Financial Statements

b)                     CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995
 Revenues:
    Rental                                          $    5,012     $    5,203
    Interest income                                         31             22
          Total revenues                                 5,043          5,225

 Expenses:
    Operating                                            2,505          2,445
    Interest                                             1,827          1,926
    Depreciation                                           942          1,029
    General and administrative                             110             61
          Total expenses                                 5,384          5,461

 Loss before extraordinary item                           (341)          (236)
 Extraordinary loss on extinguishment of debt             (481)            --

 Net loss                                           $     (822)    $     (236)

 Net loss allocated to general partners             $      (97)    $      (28)
 Net loss allocated to limited partners                   (725)          (208)

 Net loss                                           $     (822)    $     (236)

 Net loss per limited partnership unit:
    Net loss before extraordinary loss              $    (3.63)    $    (2.51)
    Extraordinary loss                                   (5.12)            --

 Net loss per limited partnership unit              $    (8.75)    $    (2.51)

 Distribution per limited partnership unit          $    30.75     $       --


           See Accompanying Notes to Consolidated Financial Statements

   c)                  CENTURY PROPERTIES GROWTH FUND XXII

              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited        General      Limited
                                Partnership     Partners'     Partners'        Total
                                   Units         Deficit       Capital         Capital
Partners' capital (deficit) at
   December 31, 1995                82,848      $ (7,173)       $ 22,945      $  15,772

Net loss for the three
   months ended March 31, 1996          --           (97)           (725)          (822)

Distributions to partners               --           (52)         (2,549)        (2,601)

Partners' capital (deficit) at
   March 31, 1996                   82,848      $ (7,322)      $  19,671      $  12,349

           See Accompanying Notes to Consolidated Financial Statements


d)                     CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              1996           1995
 Operating activities:
    Net loss                                               $     (822)    $     (236)
    Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                               942          1,029
       Amortization of mortgage costs                              44             50
       Extraordinary loss on refinancing                          481             --
    Change in account:
       Other assets                                                24           (419)
       Accounts payable and accrued expenses                      810            633

          Net cash provided by operating activities             1,479          1,057

 Cash flows from investing activities:

    Property improvements and replacements                        (86)           (94)

          Net cash used in investing activities                   (86)           (94)

 Cash flows from financing activities:
       Mortgage principal repayments                             (127)          (156)
       Repayment of mortgage notes payable                    (37,455)            --
       Proceeds from long-term borrowings                      38,475             --
       Loan costs                                              (1,289)            --
       Debt extinguishment costs                                 (402)            --
       Distributions paid to partners                          (2,601)            --

          Net cash used in financing activities                (3,399)          (156)

 Net (decrease) increase in cash and cash equivalents          (2,006)           807

 Cash and cash equivalents at beginning of period               4,717            475

 Cash and cash equivalents at end of period                $    2,711     $    1,282

 Supplemental information:
    Interest paid                                          $    1,794     $    1,634

           See Accompanying Notes to Consolidated Financial Statements


e)                     CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassification have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Century Properties Growth Fund XXII (the "Partnership"), has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc.("Insignia"), National Property Investors, Inc.("NPI Inc."), and affiliates of NPI, Inc. were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                  March 31,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                               $249,000       $254,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                   81,000         36,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General
Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), Insignia Mortgage & Investment Company ("IMIC"), an affiliate of the Managing General Partner of the Partnership, received $192,000.

Fox Partners IV, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner") a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership.

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity became the managing partner of FRI. As a result, NPI Equity indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. NPI, Inc. is the sole shareholder of the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc., NPI Equity, and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Refinancing and Extraordinary Loss

On January 17, 1996, the Partnership refinanced the mortgages encumbering Wood Creek, Four Winds, and Plantation Creek. The new mortgages carry a stated interest rate of 7.93% and are amortized over 30 years with balloon payments due on February 1, 2006. Loan costs are being amortized over the lives of the loans.

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The early extinguishment of debt resulted in an extraordinary loss of $350,000, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The early extinguishment of debt resulted in an extraordinary loss of $131,000, arising from prepayment penalties and the write-off of unamortized loan costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:
                                                   Average
                                                  Occupancy

Property                                     1996           1995

Cooper's Pointe Apartments
   North Charleston, South Carolina           98%            93%

Copper Mill Apartments
   Richmond, Virginia                         95%            97%

Four Winds Apartments
   Overland Park, Kansas                      98%            97%

Autumn Run Apartments
   Naperville, Illinois                       94%            96%

Plantation Creek Apartments
   Atlanta, Georgia                           97%            95%

Wood Creek Apartments
   Mesa, Arizona                              97%            98%

Promontory Point Apartments
   Austin, Texas                              89%            99%

Hampton Greens Apartments
   Dallas, Texas                              95%            97%

Stoney Creek Apartments
   Dallas, Texas                              93%            96%


The Managing General Partner attributes the increase in occupancy at Cooper's Pointe to strong marketing efforts by the property management personnel. The decrease in occupancy at Promontory Point Apartments is attributable to residents buying homes. In addition, new growth in Austin is taking place in the south area of town and this property is located in the north area.

The Partnership's net loss for the three months ended March 31, 1996, was approximately $822,000 versus $236,000 for the same period of 1995. The increase in the net loss is primarily attributable to the loss on early extinguishment of debt in 1996 due to the refinancing of Wood Creek and Plantation Creek as discussed in "Note C". Also contributing to the increase in net loss is an increase in general and administrative expense and a decrease in rental revenue. The increase in general and administrative expense is due to an increase in the reimbursement for services of affiliates related to the operation of two partnership administration offices during the three months ended March 31, 1996, and the relocation of the office during the same time
period.   These cost reimbursements are expected to decrease for the remainder of the year as only one office will be open. The decrease in rental revenue is due to the sale of Monterey Village Apartments in August 1995. This decrease in rental revenue was partially offset by increased rental rates at several of the Partnership's properties. Operating expenses increased due to an increase in expenses at Promontory Point and a casualty loss at Four Winds. The increase in expenses at Promontory Point is related to the accrual of expenditures necessary for methane gas testing. Methane gas was detected on this property and further testing is necessary to determine the extent and concentration. The Managing General Partner does not believe that this testing will have material findings and no further contingencies are anticipated. The casualty loss at Four Winds is due to a wind storm that caused damage to over 100 chimneys. Only a small portion of this damage was covered by insurance. Offsetting this change is an increase in interest income due to the additional cash invested prior to the first quarter distribution to the partners for proceeds on the sale of Monterey Village.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rentals and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $2,711,000 as compared to $1,282,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of the change in accounts receivable due to the timing of receipts. Also contributing to the increase is the change in accounts payable due the prepayment of rent and the accrual of expenses to repair the chimneys at Four Winds. The decrease in cash used in investing activities is due to a decrease in property replacements. The increase in cash used in financing activities is due to the Partnership obtaining new financing on three of its properties in 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to the partners in the first quarter of 1996.

An affiliate of the Managing General Partner had made available to the Partnership a credit line of up to $150,000 per property owned by the

Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $75,005,000 is amortized over varying periods with balloon payments ranging from June 1, 1996, to February 1, 2006. The Partnership is attempting to obtain new financing for Autumn Run Apartments which has debt maturing June 1, 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995. During the first three months of 1996, the Partnership distributed $2,549,000 to the limited partners and $52,000 to the general partners from the proceeds received from the sale of the Partnership's Monterey Village Apartments property. At this time, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that investors will not receive a return of all of their invested capital.

                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.


                                    SIGNATURE

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 CENTURY PROPERTIES GROWTH FUND XXII


                                 By:   FOX PARTNERS IV
                                       Its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       A General Partner



                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer

                                 Date: May, 14 1996