Form 10QSB
period 1996-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1996-08-14
CIK 740156

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       or

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


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                     CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                        $   1,788
      Restricted cash                                                        500
      Other assets                                                         1,411
      Investment properties:
     Land                                             $  14,396
     Buildings and related personal property            114,310
                                                        128,706
   Less accumulated depreciation                        (46,244)          82,462
   Deferred financing costs, net                                           1,841

                                                                       $  88,002

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                               $   2,416
   Mortgages payables                                                     73,405


 Partners' Capital (Deficit):
   Limited partners                                   $  19,523
   General partners                                      (7,342)          12,181

                                                                       $  88,002

           See Accompanying Notes to Consolidated Financial Statements


b)                     CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
    Rental income                 $  4,778       $   5,071     $   9,627     $   10,141
    Other income                       283             205           477            360
           Total revenues            5,061           5,276        10,104         10,501

 Expenses:
    Operating                        2,516           2,653         5,021          5,098
    Interest                         1,635           1,889         3,462          3,815
    Depreciation                       959           1,030         1,901          2,059
    General and administrative         119              59           229            120
    Total expenses                   5,229           5,631        10,613         11,092

 Loss before extraordinary
    item                              (168)           (355)         (509)          (591)

 Extraordinary loss on
    extinguishment of debt              --              --          (481)            --
 Net loss                         $   (168)      $    (355)    $    (990)      $   (591)
 Net loss allocated to
    general partners              $    (20)      $     (42)    $    (117)      $    (70)

 Net loss allocated to
    limited partners                  (148)           (313)         (873)          (521)
 Net loss                         $   (168)      $    (355)    $    (990)      $   (591)

 Net loss per limited
    partnership unit:
 Net loss before
    extraordinary loss            $  (1.79)      $   (3.78)    $   (5.42)      $  (6.29)
 Extraordinary loss                     --              --         (5.12)            --
 Net loss per limited
    partnership unit              $  (1.79)      $   (3.78)    $  (10.54)      $  (6.29)
 Distribution per limited
    partership unit               $     --       $      --     $   30.75       $     --

           See Accompanying Notes to Consolidated Financial Statements

c)                     CENTURY PROPERTIES GROWTH FUND XXII

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited        General      Limited
                                Partnership     Partners'     Partners'        Total
                                   Units         Deficit       Capital         Capital
Partners' (deficit) capital  at
   December 31, 1995                82,848      $ (7,173)       $ 22,945      $  15,772

Net loss for the six
   months ended June 30, 1996           --          (117)           (873)          (990)

Distributions to partners               --           (52)         (2,549)        (2,601)

Partners' (deficit) capital  at
   June 30, 1996                    82,848      $ (7,342)      $  19,523      $  12,181


           See Accompanying Notes to Consolidated Financial Statements


d)                     CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                              1996           1995
 Operating activities:
    Net loss                                               $     (990)    $     (591)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation                                             1,901          2,059
       Amortization of mortgage costs                             136             72
       Extraordinary loss on refinancing                          481             --
    Change in account:
       Other assets                                               (93)          (687)
       Accounts payable and accrued expenses                    1,068            857

          Net cash provided by operating activities             2,503          1,710

 Cash flows from investing activities:
    Property improvements and replacements                       (312)          (252)

          Net cash used in investing activities                  (312)          (252)

 Cash flows from financing activities:
       Mortgage principal payments                               (262)          (313)
       Repayment of mortgage notes payable                    (48,018)            --
       Proceeds from long-term borrowings                      47,575             --
       Loan costs                                              (1,412)           (13)
       Debt extinguishment costs                                 (402)            --
       Distributions paid to partners                          (2,601)            --


          Net cash used in financing activities                (5,120)          (326)

 Net (decrease) increase in cash and cash equivalents          (2,929)         1,132

 Cash and cash equivalents at beginning of period               4,717            475

 Cash and cash equivalents at end of period                $    1,788     $    1,607

 Supplemental information:
    Interest paid                                          $    3,139     $    3,492


           See Accompanying Notes to Consolidated Financial Statements

e)                     CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

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

   The following transactions with affiliates of Insignia Financial Group, Inc.("Insignia"), National Property Investors, Inc.("NPI, Inc."), and affiliates of NPI, Inc. were charged to expense in 1996 and 1995:

                                                          For the Six Months Ended
                                                                   June 30,
                                                            1996           1995
Property management fees (included in operating
   expenses)                                               $501,000       $510,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  125,000         80,000

   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), Insignia Mortgage & Investment Company, an affiliate of the Managing General Partner of the Partnership, received $192,000 in January 1996.

   Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are: FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership.

   Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

Note C - Refinancing and Extraordinary Loss

   On January 17, 1996, the Partnership refinanced the mortgages encumbering Wood Creek, Four Winds, and Plantation Creek. The new mortgages carry a stated interest rate of 7.93% and are amortized over 30 years with balloon payments due on February 1, 2006. On June 14, 1996, the Partnership refinanced the mortgage encumbering Autumn Run. The new mortgage carries a stated interest rate of 8% through July 1, 1996, and a rate equal to 2.50% plus the LIB0 Rate thereafter. The new mortgage matures October 1, 1996. Loan costs are being amortized over the lives of the loans.

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

   The refinancing of Autumn Run replaced indebtedness of $10,563,000 with a new mortgage in the amount of $9,100,000. Total capitalized loan costs were $108,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

Cooper's Pointe Apartments
   North Charleston, South Carolina           98%            93%

Copper Mill Apartments
   Richmond, Virginia                         95%            97%

Four Winds Apartments
   Overland Park, Kansas                      97%            97%

Autumn Run Apartments
   Naperville, Illinois                       91%            96%

Plantation Creek Apartments
   Atlanta, Georgia                           97%            95%

Wood Creek Apartments
   Mesa, Arizona                              96%            97%

Promontory Point Apartments
   Austin, Texas                              89%            98%

Hampton Greens Apartments
   Dallas, Texas                              95%            98%

Stoney Creek Apartments
   Dallas, Texas                              92%            95%

   The Managing General Partner attributes the increase in occupancy at Cooper's Pointe to strong marketing efforts by the property management personnel. The decrease in occupancy at Autumn Run is attributable to residents buying homes and relocating due to job transfers. The decrease in occupancy at Promontory Point is attributable to residents buying homes. In addition, new growth in Austin is taking place in the south area of town and this property is located in the north area.

   The Partnership's net loss for the three and six month periods ended June 30, 1996, was approximately $168,000 and $990,000. The Partnership reported losses of approximately $355,000 and $591,000 for the corresponding periods of 1995. The increase in the net loss for the six month period is primarily attributable to the loss on early extinguishment of debt in 1996 due to the refinancing of Wood Creek and Plantation Creek as discussed in "Item 1, Note C - Refinancing and Extraordinary Loss." Also contributing to the increase in net loss is an increase in general and administrative expense and a decrease in rental revenue. The increase in general and administrative expense is due to an increase in the reimbursement for services of affiliates related to the transition of the Partnership administration function during the six months ended June 30, 1996. These cost reimbursements are expected to decrease for the remainder of the year. General and administrative expenses also increased during the six months ended June 30, 1996, due to additional professional fees, including audit and legal. The decrease in rental revenue is due to the sale of Monterey Village Apartments in August 1995. This decrease in rental revenue was partially offset by increased rental rates at several of the Partnership's properties.
Offsetting the above changes is an increase in other income and a decrease in interest expense. The increase in other income is due to the additional cash invested prior to the first quarter distribution to the partners from proceeds from the sale of Monterey Village. The decrease in interest expense is due to the refinancings as discussed in "Item 1, Note C - Refinancing and Extraordinary Loss."

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

   At June 30, 1996, the Partnership had unrestricted cash of $1,788,000 as compared to $1,607,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of the change in accounts receivable due to the timing of receipts and the change in escrow funds due to the new financing agreements. The increase in cash used in investing activities is due to an increase in property replacements. The increase in cash used in financing activities is due to the Partnership obtaining new financing on four of its properties in 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners in the first quarter of 1996.

   An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $73,405,000 is amortized over varying periods with balloon payments ranging from October 1, 1996, to February 1, 2006. The Partnership is attempting to obtain new financing for Autumn Run which has debt maturing October 1, 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995. During the first three months of 1996, the Partnership distributed $2,549,000 to the limited partners and $52,000 to the general partners from the proceeds received from the sale of the Partnership's Monterey Village property. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.


                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.


                                    SIGNATURE

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 CENTURY PROPERTIES GROWTH FUND XXII


                                 By:   FOX PARTNERS IV
                                       Its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Managing General Partner



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

                                 Date: August 14, 1996