Form 10QSB
period 1996-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1996-11-07
CIK 740156

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report
             (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996

                                      or

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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                      CENTURY PROPERTIES GROWTH FUND XXII

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)
                                 September 30, 1996



Assets
  Cash and cash equivalents                                      $   1,758
  Restricted cash                                                      500
  Other assets                                                       2,014
  Investment properties:
    Land                                            $  14,396
    Buildings and related personal property           114,604
                                                      129,000
  Less accumulated depreciation                       (47,210)      81,790
  Deferred financing costs, net                                      1,759

                                                                 $  87,821

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable and accrued expenses                          $   2,193
  Mortgages payables                                                73,253

Partners' Capital (Deficit):
  Limited partners' (82,848 units issued and
     outstanding)                                   $  19,694
  General partners'                                    (7,319)      12,375

                                                                 $  87,821

            See Accompanying Notes to Consolidated Financial Statements


b)                        CENTURY PROPERTIES GROWTH FUND XXII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    1996         1995         1996        1995
Revenues:
 Rental income                    $  4,887    $   4,940    $  14,514  $   15,081
 Other income                          276          192          753         552
 Gain on disposition of
   property                             --        2,004           --       2,004
   Total revenues                    5,163        7,136       15,267      17,637
Expenses:
 Operating                           2,363        2,814        7,384       7,912
 Interest                            1,557        1,863        5,019       5,678
 Depreciation                          966          976        2,867       3,035
 General and administrative             83           43          312         163
 Total expenses                      4,969        5,696       15,582      16,788

Income (loss) before
 extraordinary loss                    194        1,440         (315)        849
Extraordinary loss on
 extinguishment of debt                 --         (217)        (481)       (217)
Net income (loss)                 $    194    $   1,223    $    (796)   $    632
Net income (loss) allocated
 to general partners              $     23    $     145    $     (94)   $     75
Net income (loss) allocated
 to limited partners                   171        1,078         (702)        557
Net income (loss)                 $    194    $   1,223    $    (796)   $    632
Net income (loss) per
 limited partnership unit:
Income (loss) before
 extraordinary loss               $   2.07    $   15.64    $   (3.35)   $   9.35
Extraordinary loss                      --        (2.62)       (5.12)      (2.62)
Net income (loss) per
 limited partnership unit         $   2.07    $   13.02    $   (8.47)   $   6.73
Distribution per limited
 partnership unit                 $     --    $      --    $   30.75    $     --

              See Accompanying Notes to Consolidated Financial Statements

 c)                       CENTURY PROPERTIES GROWTH FUND XXII

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited       General     Limited
                                Partnership    Partners'    Partners'       Total
                                   Units        Deficit      Capital       Capital
Partners' (deficit) capital at
  December 31, 1995                 82,848      $ (7,173)    $ 22,945    $  15,772

Net loss for the nine months
  ended September 30, 1996              --           (94)        (702)        (796)

Distributions to partners               --           (52)      (2,549)      (2,601)

Partners' (deficit) capital
  at September 30, 1996             82,848      $ (7,319)   $  19,694    $  12,375

              See Accompanying Notes to Consolidated Financial Statements

d)                      CENTURY PROPERTIES GROWTH FUND XXII

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                               1996         1995
Operating activities:
  Net (loss) income                                       $     (796)  $      632
  Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
     Depreciation                                              2,867        3,035
     Amortization of mortgage costs                              252          106
     Extraordinary loss on extinguishment of debt                481          217
     Gain on disposition of property                              --       (2,004)
  Change in account:
     Other assets                                               (696)        (843)
     Accounts payable and accrued expenses                       846          851

       Net cash provided by operating activities               2,954        1,994

Cash flows from investing activities:
  Net proceeds on disposition of property                         --        2,926
  Property improvements and replacements                        (605)        (387)

       Net cash (used in) provided by investing                 (605)       2,539
         activities

Cash flows from financing activities:
     Mortgage principal payments                                (414)        (470)
     Repayment of mortgage notes payable                     (48,018)          --
     Proceeds from long-term borrowings                       47,575           --
     Loan costs                                               (1,448)         (13)
     Debt extinguishment costs                                  (402)          --
     Distributions paid to partners                           (2,601)          --

       Net cash used in financing activities                  (5,308)        (483)

Net (decrease) increase in cash and cash equivalents          (2,959)       4,050

Cash and cash equivalents at beginning of period               4,717          475

Cash and cash equivalents at end of period                $    1,758   $    4,525

Supplemental information:
  Cash paid for interest                                  $    4,768   $    5,277

Sale of property and assumption of mortgage in 1995 - See Note D

            See Accompanying Notes to Consolidated Financial Statements


e)                      CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the annual report of Century Properties Growth Fund XXII (the "Partnership") on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are: FCMC, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership.

  Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                    For the Nine Months Ended
                                                             September 30,
                                                         1996            1995
Property management fees (included in operating
  expenses)                                           $ 755,000      $ 770,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)               140,000        108,000


For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

  An affiliate of the Managing General Partner was paid a fee of $1,000 relating to a successful real estate tax appeal on the Partnership's Wood Creek Apartment complex during the nine months ended September 30, 1995.

  Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), Insignia Mortgage & Investment Company, an affiliate of the Managing General Partner, received $192,000 in January 1996.


NOTE C - REFINANCING AND EXTRAORDINARY LOSS

  On January 17, 1996, the Partnership refinanced the mortgages encumbering
Wood Creek, Four Winds, and Plantation Creek. The new mortgages carry a stated interest rate of 7.93% and are amortized over 30 years with balloon payments due on February 1, 2006. On June 14, 1996, the Partnership refinanced the mortgage encumbering Autumn Run. The new mortgage carries a stated interest rate of 8% through July 1, 1996, and a rate equal to 2.50% plus the LIB0 Rate thereafter. The new mortgage matures November 15, 1996. Loan costs are being amortized over the lives of the loans.

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

  The refinancing of Autumn Run replaced indebtedness of $10,563,000 with a new mortgage in the amount of $9,100,000. Total capitalized loan costs were $150,000.

NOTE D - SALE OF INVESTMENT PROPERTY

On August 18, 1995, the Partnership sold its Monterey Village Apartments to an unaffiliated third party for $10,609,000. After assumption of the mortgage balance of $7,359,000 and closing costs, the Partnership received net proceeds of $2,926,000. For financial reporting purposes the sale resulted in a gain on disposition of $2,004,000 as of September 30, 1995. The Partnership also recognized an extraordinary loss on extinguishment of debt of $217,000 in 1995 due to the write-off of unamortized loan costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1996 and 1995:

                                                 Average
                                                Occupancy
Property                                      1996            1995

Cooper's Pointe Apartments
  North Charleston, South Carolina           97%             94%

Copper Mill Apartments
  Richmond, Virginia                         95%             97%

Four Winds Apartments
  Overland Park, Kansas                      97%             97%

Autumn Run Apartments
  Naperville, Illinois                       92%             95%

Plantation Creek Apartments
  Atlanta, Georgia                           97%             95%

Wood Creek Apartments
  Mesa, Arizona                              95%             97%

Promontory Point Apartments
  Austin, Texas                              91%             98%

Hampton Greens Apartments
  Dallas, Texas                              94%             97%

Stoney Creek Apartments
  Dallas, Texas                              92%             94%

   The Managing General Partner attributes the decrease in occupancy at Promontory Point to residents buying homes in the Austin area. In addition, new growth in Austin is taking place in the south area of town and this property is located in the north area.

  The Partnership's net income and loss for the three and nine month periods ended September 30, 1996, was approximately $194,000 and $796,000, respectively. The Partnership reported income of approximately $1,223,000 and $632,000 for the corresponding periods of 1995. The decrease in income for the nine month period is primarily attributable to the gain on disposition of the Partnership's Monterey Village Apartments in August 1995. Also contributing to the decrease is an increase in general and administrative expense and an extraordinary loss on extinguishment of debt recognized in 1996. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. There is also an increase in professional fees including audit and tax fees. Offsetting the above changes is a decrease in interest expense due to the refinancing of four properties, the assumption of the mortgage that encumbered Monterey Village at the 1995 sale date and the reduced principal balance at Promontory Point due to the $1,500,000 paydown as discussed in "Item 1, Note C - Refinancing and Extraordinary Loss". Operating expense decreased for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995 due to the sale of Monterey Village Apartments and due to reduced expenditures at Plantation Creek Apartments, Cooper Pointe Apartments, and Hampton Greens Apartments. The decreases in operating expenditures at Plantation Creek and Cooper Pointe were due to exterior and interior painting costs at both properties in 1995. There was also a reduction of floor covering repairs at Plantation Creek in 1996 as compared to 1995. The decreases in operating expenses at Hampton Greens in 1996 as compared to 1995 is due to the receipt in 1996 of insurance proceeds related to wind damage sustained at the property and a reduction in floor covering repairs. These decreases in operating expenses were partially offset by increases in operating expenses at Promontory Point Apartments. The increase at Promontory Point Apartments was due to increased advertising in an effort to increase occupancy and professional fees. Also offsetting the above changes is a decrease in depreciation expense. The decrease in depreciation expense is due to the sale of Monterey Village Apartments in August 1995.

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

  At September 30, 1996, the Partnership had unrestricted cash of $1,758,000 as compared to $4,525,000 at September 30, 1995. Net cash provided by operating activities increased primarily as a result of the reduction in operating expenditures as discussed above and a reduction of the change in other assets. The increase in cash used in investing activities is due to the net proceeds on disposition of Monterey Village in 1995. The increase in cash used in financing activities is due to the Partnership obtaining new financing on four of its properties in 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners in the first quarter of 1996.

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

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $73,253,000 is amortized over varying periods with balloon payments ranging from November 15, 1996, to February 1, 2006. The Partnership is attempting to obtain new financing for Autumn Run which has debt maturing November 15, 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995. During the first three months of 1996, the Partnership distributed $2,549,000 ($30.75 per limited partnership unit) to the limited partners and $52,000 to the general partners from the proceeds received from the sale of the Partnership's Monterey Village property.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.



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

                           Date: November 7, 1996