Form 10KSB
period 1996-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1997-03-27
CIK 740156

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15 (D)
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13  OR 15(d) OF THE  SECURITIES AND EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                          For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to

                         Commission file number 0-13418

                      CENTURY PROPERTIES GROWTH FUND XXII
                  (Name of small business issuer in its charter)

       California                                               94-2963120
(State or other jurisdiction of                              (I.R.S. Employer
incorporationororganization)                                Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina,                                    29602
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $20,390,000

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Growth Fund XXII (the "Partnership") was organized in January 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-89285), was declared effective by the Securities and Exchange Commission on September 25, 1984. The Partnership marketed its securities pursuant to its Prospectus dated September 25, 1984, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in Limited Partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio. One property was acquired by the lender through foreclosure in 1992. One property was sold in 1995.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP").

On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II, Inc. ("NPI Equity"), the general partner of FRI, and the entity which controls the Managing General Partner. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at lease five directors of the Managing General Partner.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC. See "Item 9, Directors, Executive Officers, Promotors and Control Persons, Compliance with Section 16(a) of the Exchange Act."

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP, an affiliate of the Managing General Partner (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Partnership as well as eleven affiliated limited partnerships.
On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Partnership to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of IFGP Corporation. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 17,023 limited partnership units or approximately 28% of the total limited partnership units of the Partnership. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP provides day-to-day management services for the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in properties:

                             Date of
Property                     Purchase  Type of Ownership            Use

Wood Creek Apartments        5/84      Fee ownership subject to     Apartment
Mesa, Arizona                           first mortgage              432 units
Plantation Creek             6/84      Fee ownership subject to     Apartment
 Apartments                             first mortgage              484 units
  Atlanta, Georgia
Stoney Creek Apartments      6/85      Fee ownership subject to     Apartment
  Dallas, Texas                         first mortgage              364 units
Four Winds Apartments        9/85      Fee ownership subject to     Apartment
 Overland, Kansas                       first mortgage              350 units
Promontory Point             10/85     Fee ownership subject to     Apartment
  Apartments                            first mortgage              252 units
Austin, Texas
Cooper's Pointe Apartments   11/85     Fee ownership subject to     Apartment
 Charleston, South                      first mortgage              192 units
Carolina
Hampton Greens Apartments    12/85     Fee ownership subject to     Apartment
 Dallas, Texas                          first and second mortgages  309 units
Autumn Run Apartments        6/86      Fee ownership subject to     Apartment
 Naperville, Illinois                   first mortgage              320 units
Copper Mill Apartments       9/86      Fee ownership subject to     Apartment
 Richmond, Virginia                     first mortgage              192 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                     Carrying    Accumulated                           Federal
Property               Value     Depreciation      Rate      Method   Tax Basis

Wood Creek           $  16,105   $    6,339      5-30 yrs.     SL      $ 4,875
Plantation Creek        25,470       10,025      5-30 yrs.     SL        8,239
Stoney Creek            14,052        5,461      5-30 yrs.     SL        5,737
Four Winds              16,182        5,494      5-30 yrs.     SL        6,549
Promontory Point        11,639        4,294      5-30 yrs.     SL        5,083
Cooper's Pointe          7,400        2,954      5-30 yrs.     SL        2,628
Hampton Greens          12,128        4,375      5-30 yrs.     SL        5,300
Autumn Run              17,422        6,080      5-30 yrs.     SL        7,267
Copper Mill              9,327        3,156      5-30 yrs.     SL        5,674

   Total              $129,725   $   48,178                           $ 51,352


See "Note A" included in "Item 7, Financial Statements" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(Dollar amounts in thousands)


                   Principal                                       Principal
                  Balance At                                        Balance
                 December 31,   Interest   Period    Maturity        Due At
Property             1996         Rate    Amortized    Date         Maturity

Wood Creek          $   12,810   7.93%     30 yrs     2/2006     $    11,319
Plantation Creek        15,788   7.93%     30 yrs     2/2006          13,952
Stoney Creek             6,995   7.88%     30 yrs     1/2006           6,180
Four Winds               9,607   7.93%     30 yrs     2/2006           8,489
Promontory Point         2,840    (1)        (2)     12/1999           2,840
Cooper's Pointe          4,217   7.88%     30 yrs     1/2006           3,725
Hampton Greens           5,755   7.88%     30 yrs     1/2006           5,084
Autumn Run               9,100   7.33%       (2)     11/2003           9,100
Copper Mill              6,052   7.88%     30 yrs     1/2006           5,347

    Total           $   73,164

(1)  Libor plus three and three-quarters percent.
(2)  Interest only payments.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:



                                  Average Annual          Average
                                   Rental Rates           Occupancy
Property                         1996         1995      1996      1995

Wood Creek                  $6,853/unit   $6,554/unit   95%        97%
Plantation Creek             8,526/unit    8,062/unit   96%        95%
Stoney Creek                 5,873/unit    5,611/unit   93%        94%
Four Winds                   6,843/unit    6,513/unit   96%        97%
Promontory Point             7,047/unit    6,745/unit   92%        97%
Cooper's Pointe              6,222/unit    6,197/unit   98%        95%
Hampton Greens               5,727/unit    5,409/unit   94%        97%
Autumn Run                   8,790/unit    8,577/unit   93%        95%
Copper Mill                  8,182/unit    7,701/unit   93%        96%


As noted under "Item  1, Description of Business",  the real estate industry  is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. All of the lease terms are for one year or less. No individual tenant occupies 10% or more of the available rentable space.

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                  1996               1996
                                Billing               Rate

Wood Creek                    $    140                6.24
Plantation Creek                   217                4.03
Stoney Creek                       208                1.30
Four Winds                         150                1.32
Promontory Point                   206                2.61
Cooper's Pointe                     91                1.55
Hampton Greens                     191                2.59
Autumn Run                         329                6.84
Copper Mill                         75                0.96


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                      PART II


ITEM 5. MARKET FOR  THE  PARTNERSHIP'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS

The Limited Partnership unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for the limited partnership units exists, nor is any expected to develop.

The Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and $52,000 to the general partners in 1996 from the proceeds received from the sale of the Partnership's Monterrey Village property.

As of December 31, 1996, the approximate number of holders of the 82,848 limited partnership units outstanding was 5,828.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $1,539,000 versus a net loss of approximately $425,000 for the year ended December 31, 1995. The increase in loss is primarily attributable to the gain on disposition of the Partnership's Monterey Village Apartments in August 1995, of approximately $2,033,000. Also contributing to the increase is an increase in general and administrative expense and a reduction in rental income. The decrease in rental income due to the sale of Monterey Village Apartments was partially offset by increases in rental rates at the remaining properties. The increase in general and administrative expense is due to increased professional fees in 1996 as compared to 1995. Offsetting the above changes are decreases in interest, operating and depreciation expenses in 1996. The decrease in interest is due to the refinancing of eight properties, the assumption of the mortgage that encumbered Monterey Village by the purchaser at the 1995 sale date and the reduced principal balance at Promontory Point due to the $1,500,000 paydown as discussed below. Operating expense decreased for the year ended December 31, 1996, as compared to the same period in 1995 due to the sale of Monterey Village Apartments and due to reduced expenditures at Plantation Creek Apartments, Cooper's Pointe Apartments, and Hampton Greens Apartments. The decreases in operating expenditures at Plantation Creek and Cooper's Pointe were due to exterior and interior painting costs at both properties in 1995. There was also a reduction of floor covering repairs at Plantation Creek in 1996 as compared to 1995. The decreases in operating expenses at Hampton Greens in 1996 as compared to 1995 is due to the receipt in 1996 of insurance proceeds related to wind damage sustained at the property and a reduction in floor covering repairs. These decreases in operating expenses were partially offset by increases in operating expenses at Promontory Point Apartments. The increase at Promontory Point Apartments was due to increased advertising in an effort to increase occupancy and professional fees. The decrease in depreciation expense is due to the sale of Monterey Village Apartments in August 1995.

On August 18, 1995, the Partnership sold Monterey Village Apartments to an unaffiliated third party for $10,609,000. After assumption of the mortgage balance of $7,359,000 and closing costs, the Partnership received net proceeds of $2,926,000. For financial reporting purposes the sale resulted in a gain on disposition of $2,033,000. The Partnership also recognized an extraordinary loss on extinguishment of debt of $217,000 in 1995 due to the write-off of unamortized loan costs. Additionally, the Partnership recorded extraordinary losses on debt extinguishment related to the refinancings of certain of its investment properties as discussed below.

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

Capital Resources and Liquidity

At December 31, 1996, the Partnership had unrestricted cash of $1,111,000 as compared to $4,717,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of the reduction in operating expenditures as discussed above and due to timing payments on trade payables. The increase in cash used in investing activities is due to the net proceeds on disposition of Monterey Village in 1995 and an increase in property improvements and replacements in 1996. The increase in cash used in financing activities is due to the Partnership obtaining new financing on four of its properties in 1996 as discussed below. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners in the first quarter of 1996.

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

On January 17, 1996, the Partnership refinanced the mortgages encumbering Wood Creek, Four Winds, and Plantation Creek. The new mortgages carry a stated interest rate of 7.93% and are amortized over 30 years with balloon payments due on February 1, 2006. On November 15, 1996, the Partnership refinanced the mortgage encumbering Autumn Run. The new mortgage carries a stated interest rate of 7.33%. The new mortgage matures November 1, 2003. Loan costs are being amortized over the lives of the loans.

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The early extinguishment of debt resulted in an extraordinary loss of $350,000, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Wood Creek Apartments to a newly formed subsidiary, Wood Creek CPGF 22, L.P.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Four Winds Apartments to a newly formed subsidiary, Four Winds CPGF 22, L.P.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The early extinguishment of debt resulted in an extraordinary loss of $131,000, arising from prepayment penalties and the write-off of unamortized loan costs. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Plantation Creek Apartments to a newly formed subsidiary, Plantation Creek CPGF 22, L.P.

The refinancing of Autumn  Run replaced indebtedness of  $10,563,000 with a  new
mortgage in  the  amount of  $9,100,000.    Total capitalized  loan  costs  were
$180,000.

On December 29, 1995, the Partnership refinanced the mortgages encumbering Hampton Greens, Stoney Creek, Cooper's Pointe and Copper Mill. The new mortgages carry a stated interest rate of 7.88% and are amortized over 30 years with balloon payments due on January 1, 2006.

The Partnership refinanced the mortgage encumbering Hampton Greens Apartments with a new first mortgage in the amount of $5,800,000. The loan may not be prepaid without penalty. Loan costs are being amortized over the life of the loan. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Hampton Greens Apartments to a newly formed subsidiary, Hampton Greens CPGF 22, L.P.

The Partnership refinanced the mortgage encumbering Stoney Creek Apartments with a new first mortgage in the amount of $7,050,000. The loan may not be prepaid without penalty. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Stoney Creek Apartments to a newly formed subsidiary, Stoney Creek CPGF 22, L.P.

The Partnership refinanced the mortgage encumbering Cooper's Pointe Apartments with a new first mortgage in the amount of $4,250,000. The loan may not be prepaid without penalty. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Cooper's Pointe Apartments to a newly formed subsidiary, Cooper's Pointe CPGF 22, L.P.
The Partnership refinanced the mortgage encumbering Copper Mill Apartments with a new first mortgage in the amount of $6,100,000. The loan may not be prepaid without penalty. Loan costs are being amortized over the life of the loan. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Copper Mill Apartments to a newly formed, wholly-owned subsidiary, Copper Mill CPGF 22, L.P.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $73,164,000 is amortized over varying periods with balloon payments ranging from December 1999, to February 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995. During the first three months of 1996, the Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and $52,000 to the general partners from the proceeds received from the sale of the Partnership's Monterey Village property.


ITEM 7.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1996

Consolidated Statements of Operations - Years ended December 31, 1996 and
 1995

Consolidated  Statements  of  Changes  in   Partners'  Capital  -  Years   ended
 December 31, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

  Notes to Consolidated Financial Statements



                          Independent Auditors' Report



To the Partners
Century Properties Growth Fund XXII
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII (a limited partnership)(the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



s/Imowitz  Koenig & Co., LLP

New York, New York
February 14, 1997

                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996



Assets
 Cash and cash equivalents                                    $    1,111
 Restricted cash                                                     500
 Other assets                                                      2,457
 Investment properties:
   Land                                            $  14,396
   Buildings and related personal property           115,329
                                                     129,725
Less accumulated depreciation                        (48,178)     81,547
Deferred financing costs,  net                                     1,753
                                                              $   87,368

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable and accrued expenses                       $    2,572
  Mortgages payable                                               73,164

Partners' (Deficit) Capital
  General partner's                                $  (7,407)
  Limited partners' (82,848 units issued
  and outstanding)                                    19,039      11,632
                                                              $   87,368


          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES GROWTH FUND XXII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except unit data)


                                                      Years Ended
                                                      December 31,
                                                   1996          1995

Revenues:
 Rental income                                   $  19,359    $   19,895
 Other income                                        1,031           782
 Gain on disposition of property                        --         2,033
   Total revenues                                   20,390        22,710

Expenses:
 Operating                                          10,601        10,964
 Interest                                            6,591         7,192
 Depreciation                                        3,865         4,002
 General and administrative                            391           266
  Total expenses                                    21,448        22,424

(Loss) income before extraordinary item             (1,058)          286
Extraordinary loss on extinguishment of debt          (481)         (711)
Net loss                                         $  (1,539)     $   (425)

Net loss allocated to general partner            $    (182)     $     --
Net loss allocated to limited partners              (1,357)         (425)
Net loss                                         $  (1,539)     $   (425)

Net loss per limited partnership unit:
(Loss) income before extraordinary item          $  (11.26)     $   2.44
Extraordinary loss                                   (5.12)        (7.57)
Net loss per limited partnership unit            $  (16.38)     $  (5.13)

Distribution per limited partnership unit        $   30.76      $     --


              See Accompanying Notes to Consolidated Financial Statements


                      CENTURY PROPERTIES GROWTH FUND XXII

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General      Limited
                                    Units      Partner     Partners     Total

Partners' (deficit) capital at
 December 31, 1994               82,848      $ (7,173)    $ 23,370    $16,197

Net loss for the year ended
 December 31, 1995                   --            --         (425)      (425)

Partners' (deficit) capital at
 December 31, 1995               82,848        (7,173)      22,945     15,772

Net loss for the year ended
 December 31, 1996                   --          (182)      (1,357)    (1,539)

Distributions to partners            --           (52)      (2,549)    (2,601)

Partners' (deficit) capital at
 December 31, 1996               82,848      $ (7,407)    $ 19,039    $11,632


          See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES GROWTH FUND XXII

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                          Years Ended
                                                          December 31,
                                                      1996           1995
Operating activities:
  Net loss                                          $   (1,539)  $     (425)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depreciation                                        3,865        4,002
     Amortization of mortgage costs                        303          150
     Extraordinary loss on extinguishment of debt          481          711
     Gain on disposition of property                        --       (2,033)
  Change in accounts:
     Other assets                                       (1,087)        (324)
     Accounts payable and accrued expenses               1,224         (147)

       Net cash provided by operating activities         3,247        1,934

Cash flows from investing activities:
  Net proceeds on disposition of property                   --        2,926
  Property improvements and replacements                (1,412)        (430)

       Net cash (used in) provided by investing         (1,412)       2,496
         activities

Cash flows from financing activities:
  Mortgage principal payments                             (504)      (2,037)
  Repayment of mortgage notes payable                  (48,018)     (20,582)
  Proceeds from long-term borrowings                    47,575       23,200
  Loan costs                                            (1,491)        (506)
  Debt extinguishment costs                               (402)        (263)
  Distributions paid to partners                        (2,601)          --

       Net cash used in financing activities            (5,441)        (188)

Net (decrease) increase in cash and cash equivalents    (3,606)       4,242

Cash and cash equivalents at beginning of period         4,717          475

Cash and cash equivalents at end of period          $    1,111   $    4,717

Supplemental information:
  Cash paid for interest                            $    5,886   $    7,142


  Sale of property and assumption of mortgage in 1995 - See "Note F"

            See Accompanying Notes to Consolidated Financial Statements


                      CENTURY PROPERTIES GROWTH FUND XXII

                   Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Growth Fund XXII (the "Partnership") is a California limited partnership organized in August 1984, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership and Fox Associates 84, a California general partnership. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners.

Consolidation:

The consolidated financial statements include the statements of the Partnership and eight subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties in Real Estate:

In 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 30 years.

Loan Costs:

Loan costs of $2,065,000 are included in "Deferred financing costs, net" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1996, accumulated amortization is $312,000. Amortization of loan costs is included in interest expense.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Fair Value:

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note C"). The fair value of the mortgages approximates their carrying value.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax  returns
of its partners.   Accordingly, no  provision for income  taxes is  made in  the consolidated financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

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

The following payments were made to the Managing General Partner and affiliates in 1996 and 1995 (in thousands):

                                                        For the Year Ended
                                                           December 31,
                                                         1996        1995
Property management fees (included in operating
  expenses)                                           $ 1,010       $ 1,011

Reimbursement for services of affiliates (included
  in investment properties, general and
   administrative expenses and operating expenses)        182           174


For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations  to the  affiliate of  the  Managing General  Partner  who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

An affiliate of the Managing General Partner was paid fees of $43,000 relating to a successful real estate tax appeal on the Partnership's investment properties during the year ended December 31, 1995. This fee is included in operating expenses.

In connection with the refinancing of Hampton Greens, Stoney Creek, Cooper's Pointe and Copper Mill in December 1995, an affiliate of the Managing General Partner received $116,000. This amount is included in "Deferred financing costs, net."

In connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek, Insignia Capital Advisors, Inc., an affiliate of the Managing General Partner, received $192,000 in January 1996. In connection with the refinancing of Autumn Run in November 1996, an affiliate of the Managing General Partner received $14,000. These amounts are included in "Deferred financing costs, net."

In addition, approximately $574,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

In accordance with the partnership agreement, the general partner received a Partnership management incentive allocation equal to ten percent of net and taxable losses and cash distributions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable losses and cash distributions after the above allocation of the Partnership management incentive. Gains from the disposition of Partnership properties were allocated first to the general partner to the extent of distributions received or they are entitled to receive, then 12% of the remainder until the deficit in their capital account is eliminated.

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary partnerships which own the Wood Creek Apartments, Four Winds Apartments, Plantation Creek Apartments, Hampton Greens Apartments, Stoney Creek Apartments, Cooper's Pointe Apartments, Copper Mill Apartments and Promontory Point Apartments.

NOTE C - MORTGAGES PAYABLE

The principal terms of mortgages payable are as follows (in thousands):

                     Monthly                        Principal    Principal
                     Payment    Stated               Balance    Balance At
                    Including  Interest  Maturity    Due At    December 31,
       Property      Interest    Rate      Date     Maturity        1996

Wood Creek         $   94       7.93%     2/2006  $  11,319    $    12,810
Plantation Creek      116       7.93%     2/2006     13,952         15,788
Stoney Creek           51       7.88%     1/2006      6,180          6,995
Four Winds             71       7.93%     2/2006      8,489          9,607
Promontory Point       23 (1)    (2)     12/1999      2,840          2,840
Cooper's Pointe        31       7.88%     1/2006      3,725          4,217
Hampton Greens         42       7.88%     1/2006      5,084          5,755
Autumn Run             56 (1)   7.33%    11/2003      9,100          9,100
Copper Mill            44       7.88%     1/2006      5,347          6,052
                                                               $    73,164


(1) Interest only monthly payments.
(2) Libor plus three and three-quarters percent.

The mortgages payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of the mortgages payable subsequent to December 31, 1996, are as follows:

                 1997                  $      561
                 1998                         608
                 1999                       3,497
                 2000                         711
                 2001                         770
              Thereafter                   67,017
                                       $   73,164


NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

                                       Initial Cost
                                       To Partnership
                                                                     Cost
                                                    Buildings     Capitalized
                                                   and Related     (Removed)
                                                     Personal    Subsequent to
      Description        Encumbrances     Land       Property     Acquisition

SUBSIDIARIES:
Wood Creek              $  12,810     $  2,130    $   13,440    $      535
Plantation Creek           15,788        2,653        20,827         1,990
Stoney Creek                6,995        1,803        12,509          (260)
Four Winds                  9,607        1,363        14,288           531
Promontory Point            2,840        1,690        10,129          (180)
Cooper's Pointe             4,217          513         6,696           191
Hampton Greens              5,755        2,086         9,474           568
Copper Mill                 6,052          933         8,061           333
                           64,064       13,171        95,424         3,708

PARTNERSHIP:
Autumn Run                  9,100        1,462        14,957         1,003

Total                    $ 73,164     $ 14,633     $ 110,381     $   4,711



                                 Gross Amount at Which Carried
                                      At December 31, 1996

                              Buildings              Accumu-             Depre-
                             And Related              lated    Year of   ciable
                               Personal              Depre-   Constru-   Life-
    Description       Land     Property     Total    ciation    ction    Years
SUBSIDIARIES:
Wood Creek         $   2,117 $    13,988 $    16,105 $  6,339   1985   5-30 yrs.
Plantation Creek       2,655      22,815      25,470   10,025   1978   5-30 yrs.
Stoney Creek           1,689      12,363      14,052    5,461   1983   5-30 yrs.
Four Winds             1,357      14,825      16,182    5,494   1987   5-30 yrs.
Promontory Point       1,595      10,044      11,639    4,294   1984   5-30 yrs.
Cooper's Pointe          510       6,890       7,400    2,954   1986   5-30 yrs.
Hampton Greens         2,086      10,042      12,128    4,375   1986   5-30 yrs.
Copper Mill              929       8,398       9,327    3,156   1987   5-30 yrs.
                      12,938      99,365     112,303   42,098

PARTNERSHIP:
Autumn Run             1,458      15,964      17,422    6,080   1987   5-30 yrs.
Total              $  14,396 $   115,329 $   129,725 $ 48,178


Reconciliation of Investment Properties and Accumulated Depreciation:

                                                    December 31,
                                              1996                1995
Investment Properties
Balance at beginning of year                $128,394           $139,861
  Sale of investment property                     --            (11,897)
  Disposal of property                           (81)                --
  Property Improvements                        1,412                430

Balance at end of year                      $129,725           $128,394

                                                      December 31,
                                                  1996             1995
Accumulated Depreciation
Balance at beginning of year                 $ 44,342           $ 43,985
  Sale of investment property                      --             (3,645)
  Disposal of property                            (29)                --
  Additions charged to expense                  3,865              4,002

Balance at end of year                       $ 48,178            $44,342


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $128,845,000 and $127,398,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $77,493,000 and $72,780,000, respectively.

NOTE E - REFINANCING AND EXTRAORDINARY LOSS

On January 17, 1996, the Partnership refinanced the mortgages encumbering Wood Creek, Four Winds, and Plantation Creek. The new mortgages carry a stated interest rate of 7.93% and are amortized over 30 years with balloon payments due on February 1, 2006. On November 15, 1996, the Partnership refinanced the mortgage encumbering Autumn Run. The new mortgage carries a stated interest rate of 7.33%. The new mortgage matures November 1, 2003. Loan costs are being amortized over the lives of the loans.

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The early extinguishment of debt resulted in an extraordinary loss of $350,000, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Wood Creek Apartments to a newly formed subsidiary, Wood Creek CPGF 22, L.P.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Four Winds Apartments to a newly formed subsidiary, Four Winds CPGF 22, L.P.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The early extinguishment of debt resulted in an extraordinary loss of $131,000, arising from prepayment penalties and the write-off of unamortized loan costs. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Plantation Creek Apartments to a newly formed subsidiary, Plantation Creek CPGF 22, L.P.

The refinancing of Autumn  Run replaced indebtedness of  $10,563,000 with a  new
mortgage in  the  amount of  $9,100,000.    Total capitalized  loan  costs  were
$180,000.

On December 29, 1995, the Partnership refinanced the mortgages encumbering Hampton Greens, Stoney Creek, Cooper's Pointe and Copper Mill. The new mortgages carry a stated interest rate of 7.88% and are amortized over 30 years with balloon payments due on January 1, 2006.

The Partnership refinanced the mortgage encumbering Hampton Greens Apartments with a new first mortgage in the amount of $5,800,000. The loan may not be prepaid without penalty. Loan costs are being amortized over the life of the loan. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Hampton Greens Apartments to a newly formed subsidiary, Hampton Greens CPGF 22, L.P.

The Partnership refinanced the mortgage encumbering Stoney Creek Apartments with a new first mortgage in the amount of $7,050,000. The loan may not be prepaid without penalty. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Stoney Creek Apartments to a newly formed subsidiary, Stoney Creek CPGF 22, L.P.

The Partnership refinanced the mortgage encumbering Cooper's Pointe Apartments with a new first mortgage in the amount of $4,250,000. The loan may not be prepaid without penalty. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Cooper's Pointe Apartments to a newly formed subsidiary, Cooper's Pointe CPGF 22, L.P.

The Partnership refinanced the mortgage encumbering Copper Mill Apartments with a new first mortgage in the amount of $6,100,000. The loan may not be prepaid without penalty. Loan costs are being amortized over the life of the loan. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Copper Mill Apartments to a newly formed subsidiary, Copper Mill CPGF 22, L.P.

NOTE F - SALE OF INVESTMENT PROPERTY

On August 18, 1995, the Partnership sold Monterey Village Apartments to an unaffiliated third party for $10,609,000. After assumption of the mortgage balance of $7,359,000 and closing costs, the Partnership received net proceeds of $2,926,000. For financial reporting purposes the sale resulted in a gain on disposition of $2,033,000. The Partnership also recognized an extraordinary loss on extinguishment of debt of $217,000 in 1995 due to the write-off of unamortized loan costs.

NOTE G - DISTRIBUTIONS

In January, 1996, the Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and $52,000 to the general partners from proceeds from the sale of Monterey Village Apartments in August 1995.

NOTE H - INCOME TAXES

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows (in thousands, except unit data):

                                                1996          1995

Net loss as reported                       $   (1,539)   $     (425)
Differences resulted from:
 Depreciation                                    (842)       (1,085)
 Gain on sale of property                          --           582
 Construction period interest                      35          (187)
 Prepaid rent                                      70            --
 Other                                             58            48

Net loss tax method                        $   (2,218)   $   (1,067)

Taxable loss per limited partnership unit  $      (26)   $      (12)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                   1996
Partners' equity as reported                  $   11,632
Differences resulted from:
 Deferred sales commissions and
  organization costs                              12,427
 Depreciation                                    (29,121)
 Interest expense                                    322
 Payments credited to property and
  improvements                                     2,014
 Construction period interest amortization        (3,498)
 Other                                               181
Partners' deficit-income tax method           $   (6,043)




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Imowitz Koenig & Co. LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. Fox Capital Management Corporation, the managing general partner of the Partnership's general partner (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business.

The names, ages and positions held by executive officers and directors of the Managing General Partners, as of December 31, 1996, are as follows:


    Name                                 Age         Position

    William H. Jarrard, Jr.              50          President and Director

    Ronald Uretta                        41          Vice President and
                                                     Treasurer

    John K. Lines                        37          Vice President and
                                                     Secretary

    Kelley M. Buechler                   39          Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Chief Operating Officer since August 1996. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

John K. Lines has been Vice President and Secretary of the Managing General Partner since June 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter.

No family relationships exist among any of the officers or directors of the Managing General Partner.


ITEM 10. EXECUTIVE COMPENSATION

The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 12, Certain Relationships and Related Transactions").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1996.

      Name and address of     Amount and nature of
      Beneficial Owner        Beneficial Owner         % of Class

      Insignia NPI LLC             17,022.5              20.6%

      All directors and
      executive officers as
      a group                          --                  --

There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following payments were made to the Managing General Partner and affiliates in 1996 and 1995 (in thousands):

                                                       For the Year Ended
                                                           December 31,
                                                        1996        1995

Property management fees (included in operating
  expenses)                                          $ 1,010       $ 1,011
Reimbursement for services of affiliates (included
  in investment properties, general and
  administrtive expenses and operating expenses)         182           174


For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations  to the  affiliate of  the  Managing General  Partner  who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

An affiliate of the Managing General Partner was paid fees of $43,000 relating to a successful real estate tax appeal on the Partnership's investment properties during the year ended December 31, 1995. This fee is included in operating expenses.

In connection with the refinancing of Hampton Greens, Stoney Creek, Cooper's Pointe and Copper Mill in December 1995, an affiliate of the Managing General Partner received $116,000. This amount is included in "Deferred financing costs, net."

In connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek, Insignia Capital Advisors, Inc., an affiliate of the Managing General Partner, received $192,000 in January 1996. In connection with the refinancing of Autumn Run in November 1996, an affiliate of the Managing General Partner received $14,000. These costs are included in "Deferred financing costs, net."

In addition, approximately $574,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

As a result of its ownership of 17,022.5 limited partnership units, Insignia Properties L.P. ("Insignia LP") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LP has agreed for the benefit of non-tendering unitholders, that is will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Insignia LP's right to vote each Unit acquired.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index contained herein.
(b)  Reports on Form 8-K filed during the fourth quarter of 1996: None.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           CENTURY PROPERTIES GROWTH FUND XXII

                           By:   FOX PARTNERS IV,
                                 Its General Partner

                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Managing General Partner

                                          By:   /s/William H. Jarrard, Jr.
                                               William H. Jarrard, Jr.
                                               President and Director

                               Date:   March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

     Signature/Title               Title                    Date

     /s/William H. Jarrard, Jr.    President and       March 27, 1997
     William H. Jarrard, Jr.       Director

     /s/Ronald Uretta              Vice President      March 27, 1997
     Ronald Uretta                 and Treasurer



                      CENTURY PROPERTIES INCOME FUND XXII
                                 EXHIBIT INDEX



   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

   2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit
                          2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995 .

   2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   3.4                    Agreement  of  Limited  Partnership,  incorporated  by
                          reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

    10.1 Promissory Note dated December 27, 1994, from Century Stoney Greens, L.P. to USL Capital Corporation ("USL") in the principal amount of $30,000,000 incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

    10.2 Form of Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement by CSG to Howard E. Schreiber, Trustee for the benefit of USL incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

    10.3 Form of Promissory Note from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of each of Cooper's Pointe, Copper Mill, Four Winds, Hampton Greens, Plantation Creek, Stoney Creek, and Wood Creek incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

    10.4 Form of Mortgage/Deed of Trust and Security Agreement from the Registrant to Secore relating to the refinancing of each of Cooper's Pointe, Copper Mill, Four Winds, Hampton Greens, Plantation Creek, Stoney Creek and Wood Creek incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

    10.5 Multifamily Note dated June 14, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for Autumn Run.

    10.6 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for Autumn Run.

    27                    Financial Data Schedule.