Form 10QSB
period 1997-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1997-05-09
CIK 740156

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report
                 (As last amended by 34-32231, eff. 6/3/93.)


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1997

                                      or

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                      CENTURY PROPERTIES GROWTH FUND XXII

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)
                                   March 31, 1997

Assets
  Cash and cash equivalents                                          $   1,827
  Restricted cash                                                          500
  Receivables and deposits                                               2,137
  Other assets                                                           1,809
  Investment properties:
    Land                                             $  14,396
    Buildings and related personal property            115,487
                                                       129,883
  Less accumulated depreciation                        (49,109)         80,774

                                                                     $  87,047

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $     158
  Tenants' security deposits                                               380
  Accrued property taxes                                                   923
  Other liabilities                                                        669
  Notes payables                                                        73,028

Partners' Capital (Deficit):
  Limited partners' (82,848 units issued and
     outstanding)                                    $  19,266
  General partner's                                     (7,377)         11,889

                                                                     $  87,047

            See Accompanying Notes to Consolidated Financial Statements


b)                        CENTURY PROPERTIES GROWTH FUND XXII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                                      Three Months Ended
                                                             Ended
                                                            March 31,
                                                       1997           1996
Revenues:
 Rental income                                       $  4,854      $  4,849
 Other income                                             275           194
   Total revenues                                       5,129         5,043
Expenses:
 Operating                                              2,262         2,428
 Interest                                               1,489         1,827
 Depreciation                                             971           942
 General and administrative                                72           110
 Loss on disposal of property                              78            77
    Total expenses                                      4,872         5,384

Income (loss) before extraordinary loss                   257          (341)

Extraordinary loss on extinguishment of debt               --          (481)
Net income (loss)                                    $    257      $   (822)

Net income (loss) allocated to general partner       $     30      $    (97)
Net income (loss) allocated to limited partners           227          (725)
Net income (loss)                                    $    257      $   (822)

Net income (loss) per
 limited partnership unit:
Income (loss) before extraordinary loss              $   2.74      $  (3.63)
Extraordinary loss                                         --         (5.12)
Net income (loss) per limited partnership unit       $   2.74      $  (8.75)

Distribution per limited partnership unit            $     --      $  30.75

              See Accompanying Notes to Consolidated Financial Statements

 c)                       CENTURY PROPERTIES GROWTH FUND XXII

                 CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited       General       Limited
                                Partnership    Partner's     Partners'        Total
                                   Units        Deficit       Capital        Capital
Partners' (deficit) capital at
  December 31, 1996                 82,848      $ (7,407)     $ 19,039      $  11,632

Net income for the three
  months ended March 31, 1997           --            30           227            257

Partners' (deficit) capital
  at March 31, 1997                 82,848      $ (7,377)    $  19,266      $  11,889

              See Accompanying Notes to Consolidated Financial Statements

d)                      CENTURY PROPERTIES GROWTH FUND XXII
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                              1997           1996
Cash flows from operating activities:
  Net income (loss)                                       $      257      $     (822)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation                                                971             942
     Amortization of loan costs                                   52              44
     Extraordinary loss on extinguishment of debt                 --             481
     Loss on disposal of property                                 78              77
  Change in account:
     Receivables and deposits                                    341              53
     Other assets                                                 (9)             (4)
     Accounts payable                                           (154)            227
     Tenants' security deposits                                   11               3
     Accrued property taxes                                     (269)            309
     Other liabilities                                           (30)            280

       Net cash provided by operating activities               1,248           1,590

Cash flows from investing activities:
  Restricted escrow deposits                                    (165)           (267)
  Restricted escrow withdrawals                                   62             233
  Property improvements and replacements                        (276)           (163)

       Net cash used in investing activities                    (379)           (197)

Cash flows from financing activities:
  Mortgage principal payments                                   (136)           (127)
  Repayment of mortgage notes payable                             --         (37,455)
  Proceeds from long-term borrowings                              --          38,475
  Loan costs                                                     (17)         (1,289)
  Debt extinguishment costs                                       --            (402)
  Distributions paid to partners                                  --          (2,601)

       Net cash used in financing activities                    (153)         (3,399)

Net increase (decrease) in cash and cash equivalents             716          (2,006)

Cash and cash equivalents at beginning of period               1,111           4,717

Cash and cash equivalents at end of period                $    1,827      $    2,711

Supplemental information:
  Cash paid for interest                                  $    1,442      $    1,794

          See Accompanying Notes to Consolidated Financial Statements



e)                      CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the annual report of Century Properties Growth Fund XXII (the "Partnership") on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):

                                                     For the Three Months Ended
                                                              March 31,
                                                        1997            1996
Property management fees (included in operating
  expenses)                                           $  256           $  249
Reimbursement for services of affiliates, including
  approximately $23,000 of construction service
  reimbursements (included in investment properties,
  operating expenses and general and administrative
   expenses)                                              61               81


For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), Insignia Mortgage & Investment Company, an affiliate of the Managing General Partner, received $192,000 in January 1996. This amount is included in "Other Assets".

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

NOTE D - DISTRIBUTIONS

In January, 1996, the Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and $52,000 to the general partners from proceeds from the sale of Monterey Village Apartments in August 1995.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the three month periods ended March 31, 1997 and 1996:


                                                 Average
                                                Occupancy
Property                                     1997           1996
Cooper's Pointe Apartments
  North Charleston, South Carolina           95%             98%

Copper Mill Apartments
  Richmond, Virginia                         93%             95%

Four Winds Apartments
  Overland Park, Kansas                      91%             98%

Autumn Run Apartments
  Naperville, Illinois                       93%             94%

Plantation Creek Apartments
  Atlanta, Georgia                           90%             97%

Wood Creek Apartments
  Mesa, Arizona                              96%             97%

Promontory Point Apartments
  Austin, Texas                              90%             89%

Hampton Greens Apartments
  Dallas, Texas                              94%             95%

Stoney Creek Apartments
  Dallas, Texas                              93%             93%

The Managing General Partner attributes the decrease in occupancy at Plantation Creek to rehabilitation projects and rent concessions at properties within the vicinity. The decrease in occupancy at Four Winds is attributed to a new apartment complex in the area as well as some residents purchasing houses.

The Partnership's net income for the three month period ended March 31, 1997, was approximately $257,000. The Partnership reported a net loss of approximately $822,000 for the corresponding period of 1996. The increase in income for the three month period is primarily attributable to the extraordinary loss on early extinguishment of debt in 1996 from the refinancing of three properties (see "Item 1. Note C - Refinancing and Extraordinary Loss"). The increase in net income is also due to an increase in other income, primarily for corporate units, late charges and lease cancellation fees at several of the Partnership's investment properties. Also contributing to the increase in net income is a decrease in interest expense due to a lower interest rate on the refinanced mortgage for Autumn Run, which occurred in late 1996, as well as the pay down of the mortgage for Promontory Point as discussed below. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities.
The decrease in general and administrative expense during the three month period ended March 31, 1997, is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. Also contributing to the decrease in general and administrative expense is a decrease in professional fees including audit and tax fees in 1997. Operating expense decreased for the three month period ended March 31, 1997, as compared to the same period in 1996 due to reduced expenditures at Wood Creek Apartments, Autumn Run Apartments, and Hampton Greens Apartments. The decrease in operating expenditures at Wood Creek is due to a decrease in property expenses such as salaries and utilities. The reduction of operating expense at Autumn Run is due to a decrease in concessions and utilities. The decrease in operating expenses at Hampton Greens is due to decreases in advertising, utilities, and administrative expenses. In addition, operating expenses in the first quarter of 1997 also included approximately $34,000 in insurance proceeds related to roof wind damage. These decreases in operating expenses were partially offset by increases in operating expenses at Copper Mill Apartments. The increase at Copper Mill Apartments was due to an increase in corporate units. The amount expended for major repairs and maintenance for the three month period ended March 31, 1997, is approximately $66,000. For the corresponding period in 1996, the amount expended was approximately $144,000. In 1997, the amounts primarily relate to parking lot repairs and construction service reimbursements. In 1996, the amounts primarily relate to exterior and interior building improvements.

For the three months ended March 31, 1997 and 1996, the Partnership recognized losses on disposal of property of approximately $78,000 and $77,000, respectively. These losses relate to the replacement of roofs at the Partnership's properties and the write off of the existing cost basis in those roofs.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,827,000 as compared to approximately $2,711,000 at March 31, 1996. Net cash provided by operating activities decreased primarily as a result of the timing of payments related to accounts payable, real estate taxes, and other liabilities. The increase in cash used in investing activities is due to an increase in property improvements and replacements and a reduction in withdrawals from restricted escrows. The decrease in cash used in financing activities is due to the Partnership obtaining new financing on three of its properties during the three month period ended March 31, 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners in the first quarter of 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $73,028,000 is amortized over varying periods with balloon payments ranging from December 1999, to February 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. During the first three months of 1996, the Partnership distributed $2,549,000 ($30.75 per limited partnership unit) to the limited partners and $52,000 to the general partner from the proceeds received from the sale of the Partnership's Monterey Village property.



                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended March 31, 1997.


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





                           CENTURY PROPERTIES GROWTH FUND XXII


                           By:  FOX PARTNERS IV
                                Its General Partner

                           By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                Managing General Partner



                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                           By:  /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer

                           Date: May 9, 1997