Form 10QSB
period 1997-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1997-08-05
CIK 740156

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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


                                (864) 239-1000
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No      .


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                      CENTURY PROPERTIES GROWTH FUND XXII

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 1997



Assets
  Cash and cash equivalents                                            $ 2,325
  Restricted cash                                                          500
  Receivables and deposits                                               2,296
  Other assets                                                           1,859
  Investment properties:
    Land                                              $ 14,396
    Buildings and related personal property            115,860
                                                       130,256
    Less accumulated depreciation                      (50,099)         80,157

                                                                      $ 87,137

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $    202
  Tenant security deposits payable                                         373
  Accrued property taxes                                                   951
  Other liabilities                                                        658
  Mortgage notes payables                                               72,890

Partners' Capital (Deficit)
  Limited partners' (82,848 units issued and
     outstanding)                                     $ 19,419
  General partner's                                     (7,356)         12,063

                                                                      $ 87,137
            See Accompanying Notes to Consolidated Financial Statements

b)                        CENTURY PROPERTIES GROWTH FUND XXII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                        Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                       1997           1996           1997           1996
Revenues:
  Rental income                      $ 4,886        $ 4,778        $ 9,740        $ 9,627
  Other income                           322            283            597            477
    Total revenues                     5,208          5,061         10,337         10,104

Expenses:
  Operating                            2,454          2,516          4,794          5,021
  Interest                             1,497          1,635          2,986          3,462
  Depreciation                           990            959          1,961          1,901
  General and administrative              93            119            165            229
    Total expenses                     5,034          5,229          9,906         10,613

Income (loss) before
  extraordinary loss                     174           (168)           431           (509)

Extraordinary loss on
  extinguishment of debt                  --             --             --           (481)

Net income (loss)                    $   174        $  (168)       $   431        $  (990)

Net income (loss) allocated to
  general partner                    $    21        $   (20)       $    51        $  (117)
Net income (loss) allocated to
  limited partners                       153           (148)           380           (873)
                                     $   174        $  (168)       $   431        $  (990)

Net income (loss) per limited
  partnership unit:
Income (loss) before
  extraordinary loss                 $  1.85        $ (1.79)       $  4.59        $ (5.42)
Extraordinary loss                        --             --             --          (5.12)
Net income (loss) per limited
 partnership unit                    $  1.85        $ (1.79)       $  4.59        $(10.54)

Distribution per limited
  partnership unit                   $    --        $    --        $    --        $ 30.76

              See Accompanying Notes to Consolidated Financial Statements

 c)                       CENTURY PROPERTIES GROWTH FUND XXII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited
                                Partnership    General       Limited
                                   Units       Partner's     Partners'        Total
Partners' (deficit) capital at
  December 31, 1996                82,848       $(7,407)      $19,039        $11,632

Net income for the six
  months ended June 30, 1997           --            51           380            431

Partners' (deficit) capital
  at June 30, 1997                 82,848       $(7,356)      $19,419        $12,063

              See Accompanying Notes to Consolidated Financial Statements

d)                      CENTURY PROPERTIES GROWTH FUND XXII

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1997          1996
Cash flows from operating activities:
  Net income (loss)                                          $  431      $   (990)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation                                             1,961         1,901
     Amortization of loan costs                                 105           136
     Extraordinary loss on extinguishment of debt                --           481
     Loss on disposal of property                                78            --
      Change in account:
       Receivables and deposits                                 301           (40)
       Other assets                                            (111)            1
       Accounts payable                                        (110)          253
       Tenant security deposits payable                           4            (6)
       Accrued property taxes                                  (241)          375
       Other liabilities                                        (41)          455

          Net cash provided by operating activities           2,377         2,566

Cash flows from investing activities:
  Deposits to restricted escrow                                (345)         (296)
  Withdrawals from restricted escrow                            122           233
  Property improvements and replacements                       (649)         (312)

          Net cash used in investing activities                (872)         (375)

Cash flows from financing activities:
  Mortgage principal payments                                  (274)         (262)
  Repayment of mortgage notes payable                            --       (48,018)
  Proceeds from long-term borrowings                             --        47,575
  Loan costs                                                    (17)       (1,412)
  Debt extinguishment costs                                      --          (402)
  Distributions paid to partners                                 --        (2,601)

          Net cash used in financing activities                (291)       (5,120)

Net increase (decrease) in cash and cash equivalents          1,214        (2,929)

Cash and cash equivalents at beginning of period              1,111         4,717

Cash and cash equivalents at end of period                   $2,325      $  1,788

Supplemental information:
  Cash paid for interest                                     $2,885      $  3,139

          See Accompanying Notes to Consolidated Financial Statements

e)                      CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Growth Fund XXII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                       For the Six Months Ended
                                                               June 30,
                                                         1997            1996
Property management fees (included in operating
  expenses)                                              $515             $501
Reimbursement for services of affiliates (included
  In general and administrative expenses)                  78              122


For the period from January 19, 1996, to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), Insignia Mortgage & Investment Company, an affiliate of the Managing General Partner, received a brokerage fee of $192,000 in January 1996. This amount is included in "Other Assets".

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary partnerships which own the Wood Creek Apartments, Four Winds Apartments, Plantation Creek Apartments, Hampton Greens Apartments, Stoney Creek Apartments, Cooper's Pointe Apartments, Copper Mill Apartments and Promontory Point Apartments.

NOTE C - REFINANCING AND EXTRAORDINARY LOSS

On January 17, 1996, the Partnership refinanced the mortgages encumbering Wood Creek, Four Winds, and Plantation Creek. The new mortgages carry a stated interest rate of 7.93% and are amortized over 30 years with balloon payments due on February 1, 2006. On June 14, 1996, the Partnership refinanced the mortgage encumbering Autumn Run. The new mortgage carried a stated interest rate of 8% through July 1, 1996, and a rate equal to 2.50% plus the LIBO Rate thereafter. The new mortgage matured November 15, 1996, and was refinanced at that time.
The current mortgage carries a stated interest rate of 7.33% and matures November 1, 2003. Loan costs are being amortized over the lives of the loans.

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The extinguishment of debt resulted in an extraordinary loss of $350,000, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Wood Creek Apartments to a newly formed subsidiary, Wood Creek CPGF 22, L.P.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Four Winds Apartments to a newly formed subsidiary, Four Winds CPGF 22, L.P.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The extinguishment of debt resulted in an extraordinary loss of $131,000, arising from prepayment penalties and the write-off of unamortized loan costs. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Plantation Creek Apartments to a newly formed subsidiary, Plantation Creek CPGF 22, L.P.

The refinancing of Autumn Run replaced indebtedness of $10,563,000 with a new mortgage in the amount of $9,100,000. Total capitalized loan costs through June 30, 1996, were $108,000. Additional loan costs of approximately $17,000 were paid during the six months ended June 30, 1997.

NOTE D - DISTRIBUTIONS


In January, 1996, the Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and $52,000 to the general partner from proceeds from the sale of Monterey Village Apartments in August 1995.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1997 and 1996:

                                                 Average
                                                Occupancy
Property                                     1997           1996
Cooper's Pointe Apartments
  North Charleston, South Carolina           96%             98%

Copper Mill Apartments
  Richmond, Virginia                         95%             95%

Four Winds Apartments
  Overland Park, Kansas                      93%             97%

Autumn Run Apartments
  Naperville, Illinois                       93%             91%

Plantation Creek Apartments
  Atlanta, Georgia                           91%             97%

Wood Creek Apartments
  Mesa, Arizona                              95%             96%

Promontory Point Apartments
  Austin, Texas                              89%             89%

Hampton Greens Apartments
  Dallas, Texas                              92%             95%

Stoney Creek Apartments
  Dallas, Texas                              94%             92%

The Managing General Partner attributes the decrease in occupancy at Plantation Creek to rehabilitation projects and rent concessions at properties within the vicinity. The decrease in occupancy at Four Winds is attributed to a new apartment complex in the area as well as some residents purchasing houses.

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $174,000 and $431,000, respectively, compared to net loss of approximately $168,000 and $990,000, respectively, for the same periods of 1996. The increase in net income for the six months ended June 30, 1997 is partially attributable to the extraordinary loss on early extinguishment of debt in 1996 from the refinancing of Plantation Creek and Wood Creek (see "Item 1. Note C - Refinancing and Extraordinary Loss"). The increase in net income is also attributable to an increase in other income and decreases in interest expense and general and administrative expense. The increase in other income is due to increases in corporate units, late charges, and lease cancellation fees at several of the Partnership's investment properties. The decrease in interest expense is due to a lower interest rate on the refinanced mortgages of Autumn Run, Wood Creek, and Four Winds, which occurred in 1996, as well as a pay-down of $1,500,000 on the mortgage encumbering Promontory Point. As noted in "Item
1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expense during the three and six month periods ended June 30, 1997, is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. Included in operating
expense is approximately $163,000 of    major repairs and maintenance comprised
of exterior painting, major landscaping, exterior building repairs, construction services and pool repairs for the six months ended June 30, 1997. For the six months ended June 30, 1996, $193,000 of major repairs and maintenance is included in operating expense comprised of parking lot repairs, exterior building repairs and major landscaping.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $2,325,000 compared to approximately $1,788,000 at June 30, 1996. Net cash provided by operating activities decreased primarily as a result of the timing of payments for property taxes, accounts payable and other liabilities. Net cash used in investing activities increased due to an increase in property improvements and replacements and a reduction in withdrawals from restricted escrows. Net cash used in financing activities decreased due to the Partnership obtaining new financing on four of its properties during the six month period ended June 30, 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners during the first half of 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,890,000 is amortized over varying periods with balloon payments ranging from December 1999, to February 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. During the first six months of 1996, the Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and $52,000 to the general partner from the proceeds received from the sale of the Partnership's Monterey Village property. No distributions have been made in 1997.



                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended June 30, 1997.


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

                           Date: August 4, 1997