Form 10QSB
period 1997-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1997-11-06
CIK 740156

FORM 10-QSB--QUARTERLY OR TRANSITIONAL
                      REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997

                                      or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .



                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                      CENTURY PROPERTIES GROWTH FUND XXII

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                September 30, 1997



Assets
  Cash and cash equivalents                                            $ 2,787
  Restricted cash                                                          500
  Receivables and deposits                                               2,749
  Other assets                                                           1,777
  Investment properties:
    Land                                              $ 14,396
    Buildings and related personal property            116,308
                                                       130,704
    Less accumulated depreciation                      (51,100)         79,604

                                                                      $ 87,417

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $    580
  Tenant security deposits payable                                         363
  Accrued property taxes                                                 1,211
  Other liabilities                                                        708
  Mortgage notes payables                                               72,748

Partners' Capital (Deficit)
  Limited partners' (82,848 units issued and
     outstanding)                                     $ 19,193
  General partner's                                     (7,386)         11,807

                                                                      $ 87,417

            See Accompanying Notes to Consolidated Financial Statements


b)                    CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                       1997           1996           1997           1996
Revenues:
  Rental income                      $ 5,020        $ 4,887        $14,760        $14,514
  Other income                           326            276            923            753
    Total revenues                     5,346          5,163         15,683         15,267

Expenses:
  Operating                            3,048          2,363          7,842          7,384
  Interest                             1,431          1,557          4,417          5,019
  Depreciation                         1,000            966          2,961          2,867
  General and administrative             123             83            288            312
    Total expenses                     5,602          4,969         15,508         15,582

(Loss) income before
  extraordinary loss                    (256)           194            175           (315)

Extraordinary loss on early
  extinguishment of debt                  --             --             --           (481)

Net (loss) income                    $  (256)       $   194        $   175        $  (796)

Net (loss) income allocated to
  general partner                    $   (30)       $    23        $    21        $   (94)
Net (loss) income allocated to
  limited partners                      (226)           171            154           (702)
                                     $  (256)       $   194        $   175        $  (796)

Net (loss) income per limited
  partnership unit:
(Loss) income before
  extraordinary loss                 $ (2.73)       $  2.06        $  1.86        $ (3.35)
Extraordinary loss                        --             --             --          (5.12)
Net (loss) income per limited
 partnership unit                    $ (2.73)       $  2.06        $  1.86        $ (8.47)

Distribution per limited
  partnership unit                   $    --        $    --        $    --        $ 30.76

              See Accompanying Notes to Consolidated Financial Statements

 c)                       CENTURY PROPERTIES GROWTH FUND XXII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)


                                  Limited
                                Partnership    General       Limited
                                   Units       Partner's     Partners'        Total
Original Capital Contributions     82,848       $    --       $82,848        $82,848

Partners' (deficit) capital at
  December 31, 1996                82,848       $(7,407)      $19,039        $11,632

Net income for the nine months
  ended September 30, 1997             --            21           154            175

Partners' (deficit) capital
  at September 30, 1997            82,848       $(7,386)      $19,193        $11,807

              See Accompanying Notes to Consolidated Financial Statements

d)                      CENTURY PROPERTIES GROWTH FUND XXII

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1997          1996
Cash flows from operating activities:
  Net income (loss)                                         $   175      $   (796)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation                                             2,961         2,867
     Amortization of loan costs                                 157           252
     Extraordinary loss on early
       extinguishment of debt                                    --           481
     Loss on disposal of property                                78            --
      Change in accounts:
       Receivables and deposits                                  16          (715)
       Other assets                                             (81)          (79)
       Accounts payable                                         268           (38)
       Tenant security deposits payable                          (6)          (12)
       Accrued property taxes                                    20           600
       Other liabilities                                          8           428

          Net cash provided by operating activities           3,596         2,988

Cash flows from investing activities:
  Deposits to restricted escrow                                (512)         (324)
  Withdrawals from restricted escrow                            122           290
  Property improvements and replacements                     (1,097)         (605)

          Net cash used in investing activities              (1,487)         (639)

Cash flows from financing activities:
  Mortgage principal payments                                  (416)         (414)
  Repayment of mortgage notes payable                            --       (48,018)
  Proceeds from long-term borrowings                             --        47,575
  Loan costs                                                    (17)       (1,448)
  Debt extinguishment costs                                      --          (402)
  Distributions paid to partners                                 --        (2,601)

          Net cash used in financing activities                (433)       (5,308)

Net increase (decrease) in unrestricted cash and
   cash equivalents                                           1,676        (2,959)

Unrestricted cash and cash equivalents at
   beginning of period                                        1,111         4,717

Unrestricted cash and cash equivalents at
   end of period                                           $  2,787      $  1,758

Supplemental information:
  Cash paid for interest                                   $  4,266      $  4,768

          See Accompanying Notes to Consolidated Financial Statements

e)                      CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary partnerships which own Wood Creek, Four Winds, Plantation Creek, Hampton Greens, Stoney Creek, Cooper's Pointe, Copper Mill and Promontory Point.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                         For the Nine Months Ended
                                                               September 30,
                                                             1997            1996
Property management fees (included in operating
  expenses)                                                 $780             $755
Reimbursement for services of affiliates, including
  $52,000 and $13,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment properties and
  operating and general and administrative expense)          170              139

Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), Insignia Mortgage & Investment Company, an affiliate of the Managing General Partner, received a brokerage fee of $192,000 in January 1996. This amount is included in other assets and is being amortized over the life of the loans.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

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

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The early extinguishment of debt resulted in an extraordinary loss of $350,000, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Wood Creek to a newly formed subsidiary, Wood Creek CPGF 22, L.P.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Four Winds to a newly formed subsidiary, Four Winds CPGF 22, L.P.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The early extinguishment of debt resulted in an extraordinary loss of $131,000, arising from prepayment penalties and the write-off of unamortized loan costs. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Plantation Creek to a newly formed subsidiary, Plantation Creek CPGF 22, L.P.

The refinancing of Autumn Run replaced indebtedness of $10,563,000 with a new mortgage in the amount of $9,100,000. Total capitalized loan costs through September 30, 1996, were $150,000. Additional loan costs of approximately $17,000 were paid during the nine months ended September 30, 1997.

NOTE D - DISTRIBUTIONS

In January, 1996, the Partnership distributed approximately $2,549,000 ($30.76 per limited partnership unit) to the limited partners and approximately $52,000 to the general partner from the proceeds from the sale of Monterey Village Apartments in August 1995.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1997 and 1996:

                                                  Average
                                                 Occupancy
Property                                     1997           1996

Cooper's Pointe Apartments
  North Charleston, South Carolina           97%             97%

Copper Mill Apartments
  Richmond, Virginia                         95%             95%

Four Winds Apartments
  Overland Park, Kansas                      99%             97%

Autumn Run Apartments
  Naperville, Illinois                       93%             92%

Plantation Creek Apartments
  Atlanta, Georgia                           92%             97%

Wood Creek Apartments
  Mesa, Arizona                              93%             95%

Promontory Point Apartments
  Austin, Texas                              90%             91%

Hampton Greens Apartments
  Dallas, Texas                              91%             94%


Stoney Creek Apartments
  Dallas, Texas                              94%             92%

The Managing General Partner attributes the decrease in occupancy at Plantation Creek to competition in the property's market. One new complex has been opened and another has undergone a complete rehabilitation project. Rental concessions are being offered to new tenants in an effort to increase occupancy.

The Partnership's net loss and income for the three and nine month periods ended September 30, 1997, was approximately $256,000 and $175,000, respectively, compared to net income and loss of approximately $194,000 and $796,000, respectively, for the corresponding periods of 1996. The increase in net income for the nine months ended September 30, 1997, is partially attributable to the extraordinary loss on early extinguishment of debt in 1996 from the refinancing of Plantation Creek and Wood Creek (see "Item 1. Note C - Refinancing and Extraordinary Loss"). The increase in net income for the nine months ended September 30, 1997, is also partially attributable to a decrease in interest expense. The decrease in interest expense is due to a lower interest rate on the refinanced mortgages of Autumn Run, Wood Creek, and Four Winds, which occurred in 1996, as well as a pay-down of $1,500,000 on the mortgage encumbering Promontory Point. Also contributing to the increase in net income for the nine month period was an increase in other income due to increases in revenues received from corporate units and lease cancellation fees. Partially offsetting the decrease in interest expense and the increase in other income was an increase in operating expenses for the three and nine month periods ended September 30, 1997, primarily due to increases in exterior painting at Hampton Greens, Four Winds and Autumn Run and an increase in exterior building repairs at Hampton Greens. Included in operating expense is approximately $651,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping, and exterior building repairs for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, approximately $354,000 of major repairs and maintenance is included in operating expense comprised primarily of interior and exterior building repairs and major landscaping. In addition, operating expenses increased due to an increase in rental concessions at Plantation Creek in an effort to increase occupancy. General and administrative expenses increased for the three month period ended September 30, 1997, primarily due to an increase in professional fees.

Promontory Point suffered some roof damage from a storm with high winds during the third quarter of 1997. The estimated cost to repair the roofs, which is covered by insurance, has not yet been determined at September 30, 1997. It is estimated that work to repair the roofs will begin in the fourth quarter of 1997.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $2,787,000 compared to approximately $1,758,000 at September 30, 1996. Net cash provided by operating activities increased primarily as a result of decreased interest expense, as discussed above. Net cash used in investing activities increased due to an increase in property improvements and replacements and deposits to restricted escrows and a reduction in withdrawals from restricted escrows. Net cash used in financing activities decreased due to costs incurred by the Partnership in obtaining new financing on four of its properties during the nine month period ended September 30, 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners during 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,748,000 is amortized over varying periods with balloon payments ranging from December 1999, to February 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. In January 1996, the Partnership distributed $2,549,000 ($30.76 per limited partnership unit) to the limited partners and approximately $52,000 to the general partner from the proceeds received from the sale of the Partnership's Monterey Village property. No other distributions have been made in 1996 or 1997.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that the defendants breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints to which it and the Partnership have been named as defendants.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.



                                     SIGNATURES

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

                           Date: November 6, 1997