Form 10KSB
period 1997-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1998-03-11
CIK 740156

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15 (D)

                                  FORM 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

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

One Insignia Financial Plaza, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $20,997,000

State the aggregate market value of the voting partnership interest held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25 million.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Growth Fund XXII (the "Partnership" or the "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's investment properties. See "Item 12. Certain Relationships and Related Transactions" for discussion of transactions with affiliated parties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

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

Change in Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act" for information on the directors and executive officers of the Partnership.

Tender Offers

On January 19, 1996, DeForet Ventures I L.P., the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (17,023.5 units representing approximately 20% of the total outstanding units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"). As a result, IPLP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP has agreed for the benefit of non-tendering unitholders, that it will vote its Units acquired on January 19, 1996: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. In addition to the foregoing units, on October 6, 1997, IPLP acquired an additional 5,504 units pursuant to its August 28, 1997, tender offer. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for additional information with respect to this tender offer. Pursuant to a Schedule 13-D filed by IPLP with the Securities and Exchange Commission, IPLP currently holds 22,749.5 units representing approximately 27.5% of the total outstanding units.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in properties:

                             Date of
Property                     Purchase  Type of Ownership               Use
Wood Creek Apartments        5/84      Fee ownership subject to        Apartment-
 Mesa, Arizona                          first mortgage                 432 units

Plantation Creek             6/84      Fee ownership subject to        Apartment-
 Apartments                             first mortgage                 484 units
  Atlanta, Georgia

Stoney Creek Apartments      6/85      Fee ownership subject to        Apartment-
  Dallas, Texas                         first mortgage                 364 units

Four Winds Apartments        9/85      Fee ownership subject to        Apartment-
 Overland, Kansas                       first mortgage                 350 units

Promontory Point             10/85     Fee ownership subject to        Apartment-
  Apartments                            first mortgage                 252 units
   Austin, Texas

Cooper's Pointe Apartments   11/85     Fee ownership subject to        Apartment-
 Charleston, South                      first mortgage                 192 units
   Carolina

Hampton Greens Apartments    12/85     Fee ownership subject to        Apartment-
 Dallas, Texas                          first mortgage                 309 units

Autumn Run Apartments        6/86      Fee ownership subject to        Apartment-
 Naperville, Illinois                   first mortgage                 320 units

Copper Mill Apartments       9/86      Fee ownership subject to        Apartment-
 Richmond, Virginia                     first mortgage                 192 units


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                         Gross
                       Carrying   Accumulated                         Federal
Property                Value     Depreciation    Rate      Method   Tax Basis

Wood Creek             $ 16,165   $   6,793     5-30 yrs.     SL      $ 4,466
Plantation Creek         25,664      10,821     5-30 yrs.     SL        7,522
Stoney Creek             14,171       5,879     5-30 yrs.     SL        5,313
Four Winds               16,456       6,009     5-30 yrs.     SL        6,163
Promontory Point         11,755       4,641     5-30 yrs.     SL        4,757
Cooper's Pointe           7,451       3,190     5-30 yrs.     SL        2,393
Hampton Greens           12,201       4,705     5-30 yrs.     SL        4,979
Autumn Run               17,690       6,606     5-30 yrs.     SL        6,970
Copper Mill               9,427       3,446     5-30 yrs.     SL        5,456
   Total               $130,980   $  52,090                          $ 48,019

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):

                      Principal                                      Principal
                      Balance At                                      Balance
                     December 31,  Interest     Period    Maturity     Due At
Property                  1997        Rate    Amortized     Date      Maturity

Wood Creek            $   12,693     7.93%      30 yrs     2/2006     $  11,319
Plantation Creek          15,644     7.93%      30 yrs     2/2006        13,952
Stoney Creek               6,930     7.88%      30 yrs     1/2006         6,180
Four Winds                 9,520     7.93%      30 yrs     2/2006         8,489
Promontory Point           2,840      (1)        (2)      12/1999         2,840
Cooper's Pointe            4,178     7.88%      30 yrs     1/2006         3,725
Hampton Greens             5,702     7.88%      30 yrs     1/2006         5,084
Autumn Run                 9,100     7.33%       (2)      11/2003         9,100
Copper Mill                5,996     7.88%      30 yrs     1/2006         5,347
    Total             $   72,603

(1)  Libor plus three and three-quarters percent.
(2)  Interest only payments.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual              Average
                                    Rental Rates              Occupancy
Property                        1997          1996         1997       1996

Wood Creek                  $7,149/unit   $6,853/unit       93%        95%
Plantation Creek             8,731/unit    8,526/unit       93%        96%
Stoney Creek                 6,069/unit    5,873/unit       93%        93%
Four Winds                   7,251/unit    6,843/unit       95%        96%
Promontory Point             7,174/unit    7,047/unit       90%        92%
Cooper's Pointe              6,540/unit    6,222/unit       97%        98%
Hampton Greens               5,862/unit    5,727/unit       91%        94%
Autumn Run                   8,998/unit    8,790/unit       94%        93%
Copper Mill                  8,624/unit    8,182/unit       94%        93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. All of the lease terms are for one year or less. No individual tenant occupies 10% or more of the available rentable space.

Real estate taxes (in thousands) and rates in 1997 for each property were:


                                   1997               1997
                                 Billing              Rate

Wood Creek                     $   163                1.28
Plantation Creek                   209                3.87
Stoney Creek                       228                2.56
Four Winds                         165                1.21
Promontory Point                   198                2.62
Cooper's Pointe                     90                1.55
Hampton Greens                     212                2.56
Autumn Run                         309                6.51
Copper Mill                         73                0.94


ITEM 3. LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership, claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia and certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

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

The Managing General Partner and Insignia believe that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and has been advised that the plaintiffs in each of these actions intend to discontinue the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

No established public trading market for the limited partnership units exists, nor is any expected to develop.

The Partnership distributed approximately $2,549,000 ($30.76 per limited partnership unit) to the limited partners and approximately $52,000 to the general partner in 1996 from the proceeds received from the sale of the Partnership's Monterrey Village property. There were no distributions made in 1997. The Managing General Partner anticipating making a distribution during the second half of 1998.

As of December 31, 1997, the approximate number of holders of the 82,848 limited partnership units outstanding was 5,471.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $391,000 versus a net loss of approximately $1,539,000 for the year ended December 31, 1996. The increase in net income in 1997 as compared to 1996 is partially attributable to the extraordinary loss on early extinguishment of debt in 1996 from the refinancing of Plantation Creek and Wood Creek (see discussion below). Also contributing to the increase in net income is increases in rental and other income and decreases in operating and interest expense in 1997 as compared to 1996. The increase in rental income is primarily attributable to an increase in rental rates at all of the Partnership's properties, which exceeded the overall decrease in occupancy at the properties. The increase in other income is primarily attributable to an increase in corporate unit income at several of the Partnership's properties. The decrease in interest expense is due to a lower interest rate on the refinanced mortgages encumbering Autumn Run, Wood Creek, and Four Winds, which occurred in 1996, as well as a pay-down of $1,500,000 on the mortgage encumbering Promontory Point. The decrease in operating expense is primarily due to decrease in major repairs and maintenance. Included in operating expenses for the year ended December 31, 1997, is approximately $798,000 of major repairs and maintenance comprised primarily of exterior painting, landscaping, and exterior building repairs. Included in operating expenses for the year ended December 31, 1996, is approximately $1,097,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building repairs, parking lot repairs, landscaping, and exterior painting.

During the third quarter of 1997, Promontory Point suffered roof damage from a storm with high winds. During the fourth quarter, the Partnership incurred approximately $28,000 in costs to repair the roofs of which approximately $15,000 will be reimbursed by the insurance provider.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of $3,345,000 as compared to $1,111,000 at December 31, 1996. Unrestricted cash and cash equivalents increased $2,234,000 during the twelve month period ended December 31, 1997. Unrestricted cash and cash equivalents decreased $3,606,000 during the twelve month period ended December 31, 1996. Net cash provided by operating activities increased primarily as a result of an increase in rental income and other income as discussed above, and a decrease in cash paid for interest. Also contributing to the increase was the timing of funding escrow deposit accounts for property taxes. Net cash used in investing activities decreased due to decreases in property improvements and replacements and a decrease in net deposits to restricted escrows. Net cash used in financing activities decreased due to costs incurred by the Partnership in obtaining new financing on four of its properties during 1996. In addition, the Partnership paid a distribution of approximately $2,601,000 to its partners during 1996.

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

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The early extinguishment of debt resulted in an extraordinary loss of $350,000 in 1996, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point. In connection with the refinancing, the Partnership was required to transfer Wood Creek to a newly formed subsidiary, Wood Creek CPGF 22, L.P.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000. In connection with the refinancing, the Partnership was required to transfer Four Winds to a newly formed subsidiary, Four Winds CPGF 22, L.P.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The early extinguishment of debt resulted in an extraordinary loss of $131,000 in 1996, arising from prepayment penalties and the write-off of unamortized loan costs. In connection with the refinancing, the Partnership was required to transfer Plantation Creek to a newly formed subsidiary, Plantation Creek CPGF 22, L.P.

The refinancing of Autumn Run replaced indebtedness of $10,563,000 with a new mortgage in the amount of $9,100,000. Total capitalized loan costs through December 31, 1996, were approximately $180,000. Additional loan costs of approximately $17,000 were paid during 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,603,000 is amortized over varying periods with balloon payments ranging from December 1999 to February 2006. During 1996, the Partnership distributed approximately $2,549,000 ($30.76 per limited partnership unit) to the limited partners and approximately $52,000 to the general partner from the proceeds received from the sale of the Partnership's Monterey Village property. No cash distributions were made in 1997. The Managing General Partner anticipates making a distribution during the second half of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Consolidated Financial Statements




                          Independent Auditors' Report



To the Partners
Century Properties Growth Fund XXII
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII (a limited partnership)(the "Partnership") and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII and its subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                    /s/Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants
New York, New York
January 17, 1998


                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                               December 31, 1997
                        (in thousands, except unit data)



Assets
 Unrestricted cash and cash equivalents                     $    3,345
 Restricted cash                                                   500
 Receivables and deposits                                        1,419
 Restricted escrows                                                950
 Other assets                                                    1,705
 Investment properties (Notes A, C, and D):
    Land                                        $  14,396
    Buildings and related personal property       116,584
                                                  130,980
    Less accumulated depreciation                 (52,090)      78,890
                                                            $   86,809

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                          $      194
  Tenant security deposits payable                                 362
  Accrued property taxes                                           928
  Other liabilities                                                699
  Mortgage notes payable (Note C)                               72,603

Partners' Capital (Deficit)
  General partner's                             $  (7,361)
  Limited partners' (82,848 units issued
     and outstanding)                              19,384       12,023
                                                            $   86,809


          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES GROWTH FUND XXII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except unit data)


                                                         Years Ended
                                                         December 31,
                                                     1997           1996
Revenues:
 Rental income                                   $  19,786      $  19,359
 Other income                                        1,211          1,031
   Total revenues                                   20,997         20,390

Expenses:
 Operating                                           8,723          8,925
 General and administrative                            441            391
 Depreciation                                        3,959          3,865
 Interest                                            5,906          6,591
 Property taxes                                      1,577          1,676
  Total expenses                                    20,606         21,448

Income (loss) before extraordinary item                391         (1,058)
Extraordinary loss on early extinguishment
  of debt (Note C)                                      --           (481)
Net income (loss)                                $     391      $  (1,539)

Net income (loss) allocated to general partner   $      46      $    (182)
Net income (loss) allocated to limited partners        345         (1,357)
                                                 $     391      $  (1,539)

Net income (loss) per limited partnership unit:
Income (loss) before extraordinary item          $    4.16      $  (11.26)
Extraordinary loss                                      --          (5.12)
Net income (loss) per limited partnership unit   $    4.16      $  (16.38)

Distribution per limited partnership unit        $      --      $   30.76

          See Accompanying Notes to Consolidated Financial Statements


                      CENTURY PROPERTIES GROWTH FUND XXII

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General      Limited
                                    Units       Partner      Partners     Total
Original capital contributions     82,848       $     --    $ 82,848    $ 82,848

Partners' (deficit) capital at
 December 31, 1995                 82,848       $ (7,173)   $ 22,945    $ 15,772

Distributions to partners              --            (52)     (2,549)     (2,601)

Net loss for the year ended
 December 31, 1996                     --           (182)     (1,357)     (1,539)

Partners' (deficit) capital at
 December 31, 1996                 82,848         (7,407)     19,039      11,632

Net income for the year ended
 December 31, 1997                     --             46         345         391

Partners' (deficit) capital at
 December 31, 1997                 82,848       $ (7,361)   $ 19,384    $ 12,023

          See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES GROWTH FUND XXII

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Years Ended
                                                              December 31,
                                                            1997        1996
Cash flows from operating activities:
  Net income (loss)                                      $   391     $ (1,539)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                          3,959        3,865
     Amortization of loan costs                              209          303
     Extraordinary loss on early extinguishment
      of debt                                                 --          481
     Loss on disposal of property                             89           52
     Change in accounts:
       Receivables and deposits                              285         (911)
       Other assets                                          (61)         (44)
       Accounts payable                                     (118)         202
       Tenant security deposits payable                       (7)         (21)
       Accrued property taxes                               (263)         572
       Other liabilities                                      (1)         605
          Net cash provided by operating activities        4,483        3,565

Cash flows from investing activities:
  Net deposits to restricted escrows                        (280)        (318)
  Property improvements and replacements                  (1,391)      (1,412)
          Net cash used in investing activities           (1,671)      (1,730)

Cash flows from financing activities:
  Mortgage principal payments                               (561)        (504)
  Repayment of mortgage notes payable                         --      (48,018)
  Proceeds from long-term borrowings                          --       47,575
  Loan costs                                                 (17)      (1,491)
  Debt extinguishment costs                                   --         (402)
  Distributions paid to partners                              --       (2,601)
         Net cash used in financing activities              (578)      (5,441)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                         2,234       (3,606)
Unrestricted cash and cash equivalents at
   beginning of period                                     1,111        4,717
Unrestricted cash and cash equivalents at
   end of period                                         $ 3,345     $  1,111

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   5,701    $  5,886

            See Accompanying Notes to Consolidated Financial Statements



                     CENTURY PROPERTIES GROWTH FUND XXII

                 Notes to Consolidated Financial Statements

                              December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Growth Fund XXII (the "Partnership") is a California limited partnership organized in August 1984, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners.

Consolidation:

The Partnership's financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Cooper's Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P. of which the Partnership owns a 100% interest in each of these Partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 30 years.


Loan Costs:

Loan costs are capitalized and are amortized on a straight-line basis as interest expense over the lives of the related loans, or expensed, if financing is not obtained. At December 31, 1997, loan costs totaling approximately $1,972,000 were included in other assets. At December 31, 1997, accumulated amortization of loan costs totaled approximately $413,000.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising Costs:

Advertising costs of approximately $367,000 in 1997 and $375,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Allocation of Income, Loss, and Distributions:

Net income, net loss, and distributions of cash of the Partnership are allocated between the general partner and the limited partners in accordance with the provisions of the Partnership agreement.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):


                                                           1997        1996
Property management fees (included in operating
  expenses)                                              $ 1,044     $ 1,010
Reimbursement for services of affiliates, including
  $76,000 and $29,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment properties, general and
   administrative expenses and operating expenses)           239         182

Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Note C"), an affiliate of the Managing General Partner received a brokerage fee of $192,000 in January 1996. In connection with the refinancing of Autumn Run in November 1996, an affiliate of the Managing General Partner received $14,000. These amounts are included in other assets and are
being amortized over the life of the    loans.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase"). As a result of the tender offer, such Insignia affiliate purchased 5,504 of the outstanding limited partnership units of the Partnership.

In September 1997, the Partnership, along with the Managing General Partner, Insignia and certain Insignia affiliates, was named as a defendant in two separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The Managing General Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the action.

In accordance with the Partnership Agreement, the general partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the partnership management incentive.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                     Principal     Monthly                          Principal
                     Balance At    Payment      Stated               Balance
                   December 31,   Including    Interest   Maturity    Due At
     Property          1997        Interest      Rate       Date     Maturity

Wood Creek         $  12,693     $   94          7.93%     2/2006  $  11,319
Plantation Creek      15,644        116          7.93%     2/2006     13,952
Stoney Creek           6,930         51          7.88%     1/2006      6,180
Four Winds             9,520         71          7.93%     2/2006      8,489
Promontory Point       2,840         23 (1)       (2)     12/1999      2,840
Cooper's Pointe        4,178         31          7.88%     1/2006      3,725
Hampton Greens         5,702         42          7.88%     1/2006      5,084
Autumn Run             9,100         56 (1)      7.33%    11/2003      9,100
Copper Mill            5,996         44          7.88%     1/2006      5,347
                   $  72,603     $  528

(1) Interest only monthly payments.
(2) Libor plus three and three-quarters percent.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

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

The refinancing of Wood Creek replaced indebtedness of $12,500,000 with a new mortgage in the amount of $12,900,000. Total capitalized loan costs were $318,000. The early extinguishment of debt resulted in an extraordinary loss of $350,000 in 1996, arising from prepayment penalties and the write-off of unamortized loan costs. Wood Creek was also required to pay a release price of $1,500,000 which was used to paydown the mortgage on Promontory Point. In connection with the refinancing, the Partnership was required to transfer Wood Creek to a newly formed subsidiary, Wood Creek CPGF 22, L.P.

The refinancing of Four Winds replaced indebtedness of $10,410,000 with a new mortgage in the amount of $9,675,000. Total capitalized loan costs were $296,000. In connection with the refinancing, the Partnership was required to transfer Four Winds to a newly formed subsidiary, Four Winds CPGF 22, L.P.

The refinancing of Plantation Creek replaced indebtedness of $13,045,000 with a new mortgage in the amount of $15,900,000. Total capitalized loan costs were $413,000. The early extinguishment of debt resulted in an extraordinary loss of $131,000 in 1996, arising from prepayment penalties and the write-off of unamortized loan costs. In connection with the refinancing, the Partnership was required to transfer Plantation Creek to a newly formed subsidiary, Plantation Creek CPGF 22, L.P.

The refinancing of Autumn Run replaced indebtedness of $10,563,000 with a new mortgage in the amount of $9,100,000. Total capitalized loan costs during the twelve months ended December 31, 1996, were approximately $180,000. Additional loan costs of approximately $17,000 were paid during the twelve months ended December 31, 1997.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

                 1998                  $      607
                 1999                       3,497
                 2000                         711
                 2001                         770
                 2002                         833
              Thereafter                   66,185
                                       $   72,603


NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)

                                             Initial Cost
                                            To Partnership
                                                                       Net Cost
                                                        Buildings     Capitalized
                                                       and Related     (Removed)
                                                         Personal    Subsequent to
        Description          Encumbrances     Land       Property     Acquisition
SUBSIDIARIES:
Wood Creek                  $  12,693     $  2,130    $   13,440    $      595
Plantation Creek               15,644        2,653        20,827         2,184
Stoney Creek                    6,930        1,803        12,509          (141)
Four Winds                      9,520        1,363        14,288           805
Promontory Point                2,840        1,690        10,129           (64)
Cooper's Pointe                 4,178          513         6,696           242
Hampton Greens                  5,702        2,086         9,474           641
Copper Mill                     5,996          933         8,061           433
                               63,503       13,171        95,424         4,695
PARTNERSHIP:

Autumn Run                      9,100        1,462        14,957         1,271

Total                        $ 72,603     $ 14,633     $ 110,381     $   5,966


                             Gross Amount at Which Carried
                                  At December 31, 1997

                                      Buildings              Accumu-              Deprec-
                                     And Related              lated     Year of    iable
                                       Personal               Depre-   Construc-   Life-
         Description          Land     Property    Total     ciation     tion      Years
SUBSIDIARIES:
Wood Creek                   $ 2,117 $ 14,048    $ 16,165  $  6,793      1985       5-30
Plantation Creek               2,655   23,009      25,664    10,821      1978       5-30
Stoney Creek                   1,689   12,482      14,171     5,879      1983       5-30
Four Winds                     1,357   15,099      16,456     6,009      1987       5-30
Promontory Point               1,595   10,160      11,755     4,641      1984       5-30
Cooper's Pointe                  510    6,941       7,451     3,190      1986       5-30
Hampton Greens                 2,086   10,115      12,201     4,705      1986       5-30
Copper Mill                      929    8,498       9,427     3,446      1987       5-30
                              12,938  100,352     113,290    45,484
PARTNERSHIP:
Autumn Run                     1,458   16,232      17,690     6,606      1987       5-30
Total                        $14,396 $116,584    $130,980  $ 52,090

 (in thousands)

Reconciliation of Investment Properties and Accumulated Depreciation:


                                                     December 31,
                                                1997            1996

Investment Properties
Balance at beginning of year                  $129,725        $128,394
  Disposal of property                            (136)            (81)
  Property improvements                          1,391           1,412

Balance at end of year                        $130,980        $129,725


Accumulated Depreciation
Balance at beginning of year                  $ 48,178        $ 44,342
  Disposal of property                             (47)            (29)
  Additions charged to expense                   3,959           3,865

Balance at end of year                        $ 52,090        $ 48,178

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $130,266,000 and $128,845,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $82,247,000 and $77,493,000, respectively.

NOTE E - DISTRIBUTIONS

In January, 1996, the Partnership distributed approximately $2,549,000
($30.76 per limited partnership unit) to the limited partners and approximately $52,000 to the general partner from proceeds from the sale of Monterey Village Apartments in August 1995.

NOTE F - INCOME TAXES

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows (in thousands, except unit data):

                                               1997          1996
Net income (loss) as reported              $      391    $   (1,539)
Differences resulted from:
 Depreciation                                    (789)         (842)
 Construction period interest                      30            35
 Prepaid rent                                      (9)           70
 Other                                             16            58
Federal tax loss                           $     (361)   $   (2,218)
Federal taxable loss per limited
   partnership unit                        $       (4)   $      (26)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                   1997
Net assets as reported                        $   12,023
Differences resulted from:
 Deferred sales commissions and
  organization costs                              12,427
 Depreciation                                    (29,910)
 Interest expense                                    352
 Payments credited to property and
  improvements                                     2,014
 Construction period interest amortization        (3,498)
 Other                                               188
Net liabilities - Federal tax basis           $   (6,404)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Growth Fund XXII (the "Partnership") has no officers or directors. Fox Capital Management Corporation, the managing general partner of the Partnership's general partner ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names, ages and positions held by executive officers and directors of the Managing General Partner, as of January 29, 1998, are as follows:


      Name                                Age         Position

      William H. Jarrard, Jr.             51          President and Director

      Ronald Uretta                       41          Vice President and
                                                         Treasurer

      Martha L. Long                      38          Controller

      Robert D. Long, Jr.                 30          Vice President

      Daniel M. LeBey                     32          Vice President and
                                                         Secretary

      Kelley M. Buechler                  40          Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

      Name and address of                Amount and nature of
      Beneficial Owner                     Beneficial Owner        % of Class

      Insignia Properties L.P.                  22,749.5              27.5%
      One Insignia Financial Plaza
      Greenville, SC 29602

      All directors and
      executive officers as
      a group (6 persons)                           --                 --


There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

On August 28, 1997, Insignia Properties L.P., an Insignia affiliate (the "Purchaser" or "IPLP"), commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners.

As a result of its ownership of 22,749.5 limited partnership units, IPLP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP has agreed for the benefit of non-tendering unitholders, that it will vote its Units acquired on January 19, 1996: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired on January 19, 1996, or with the August 28, 1997, tender offer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):


                                                          1997         1996
Property management fees                                $ 1,044      $ 1,010
Reimbursement for services of affiliates, including
  $76,000 and $29,000 of construction services
  reimbursements in 1997 and 1996, respectively             239          182

Additionally, in connection with the refinancing of Wood Creek, Four Winds, and Plantation Creek (see "Item 6. Capital Resources and Liquidity"), an affiliate of the Managing General Partner received a brokerage fee of $192,000 in January 1996. In connection with the refinancing of Autumn Run in November 1996, an affiliate of the Managing General Partner received $14,000.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the Partnership Agreement, the general partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the partnership management incentive.

At December 31, 1997, an affiliate of Insignia owned approximately 27.5% of the limited partnership units of the Partnership, as discussed in "Item 11. Security Ownership of Certain Beneficial Owner and Management" above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1997: None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           CENTURY PROPERTIES GROWTH FUND XXII

                           By:   FOX PARTNERS IV,
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                          Date:  March 11, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                     Title                    Date

/s/William H. Jarrard, Jr.       President and              March 11, 1998
William H. Jarrard, Jr.          Director

/s/Ronald Uretta                 Vice President and         March 11, 1998
Ronald Uretta                    Treasurer


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

          10.5 Multifamily Note dated June 14, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for Autumn Run incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

          10.6 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for Autumn Run incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

          27        Financial Data Schedule.