Form 10QSB
period 1998-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1998-05-11
CIK 740156

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities And Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




a)
                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                            $  4,645
  Restricted cash                                                           500
  Receivables and deposits                                                1,419
  Restricted escrows                                                        826
  Other assets                                                            1,598
  Investment properties:
    Land                                                $ 14,396
    Buildings and related personal property              116,797
                                                         131,193
    Less accumulated depreciation                        (53,087)        78,106

                                                                       $ 87,094

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                     $    174
  Tenant security deposits payable                                          368
  Accrued property taxes                                                    925
  Other liabilities                                                         644
  Mortgage notes payable                                                 72,456

Partners' (Deficit) Capital
  General partner's                                     $ (7,302)
  Limited partners' (82,848 units issued and
     outstanding)                                         19,829         12,527

                                                                       $ 87,094

          See Accompanying Notes to Consolidated Financial Statements


b)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended
                                                              March 31,
                                                         1998           1997
Revenues:
  Rental income                                       $ 5,066          $ 4,801
  Other income                                            275              275
    Total revenues                                      5,341            5,076

Expenses:
  Operating                                             1,802            1,900
  General and administrative                              110               72
  Depreciation                                            997              971
  Interest                                              1,486            1,489
  Property taxes                                          442              387
    Total expenses                                      4,837            4,819

                                                      $   504          $   257

Net income allocated to general partner               $    59          $    30
Net income allocated to limited partners                  445              227

                                                      $   504          $   257

Net income per limited partnership unit               $  5.37          $  2.74


          See Accompanying Notes to Consolidated Financial Statements

c)
                      CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General    Limited
                                 Units       Partner    Partners   Total

Original Capital Contributions   82,848     $    --     $82,848   $82,848

Partners' (deficit) capital at
  December 31, 1997              82,848     $(7,361)    $19,384   $12,023

Net income for the three months
  ended March 31, 1998               --          59         445       504

Partners' (deficit) capital
  at March 31, 1998              82,848     $(7,302)    $19,829   $12,527

          See Accompanying Notes to Consolidated Financial Statements

d)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1998      1997
Cash flows from operating activities:
  Net income                                                   $   504    $   257
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                  997        971
     Amortization of loan costs                                     52         52
     Loss on disposal of property                                   --         78
     Change in accounts:
       Receivables and deposits                                     --        341
       Other assets                                                 55         (8)
       Accounts payable                                            (20)      (154)
       Tenant security deposits payable                              6         11
       Accrued property taxes                                       (3)      (268)
       Other liabilities                                           (55)       (31)

          Net cash provided by operating activities              1,536      1,249

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows            124       (104)
  Property improvements and replacements                          (213)      (276)

          Net cash used in investing activities                    (89)      (380)

Cash flows from financing activities:
  Mortgage principal payments                                     (147)      (136)
  Loan costs paid                                                   --        (17)

          Net cash used in financing activities                   (147)      (153)

Net increase in unrestricted cash and
   cash equivalents                                              1,300        716

Unrestricted cash and cash equivalents at beginning of period    3,345      1,111

Unrestricted cash and cash equivalents at end of period        $ 4,645    $ 1,827

Supplemental information:
   Cash paid for interest                                      $ 1,433    $ 1,442

          See Accompanying Notes to Consolidated Financial Statements

e)
                      CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES


Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are: FCMC, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):



                                                              1998      1997
Property management fees (included in operating
  expenses)                                                   $266      $256
Reimbursement for services of affiliates, including
  approximately $5,000 and $23,000 of construction
  services reimbursements in 1998 and 1997, respectively
  (included in investment properties, general and
  administrative expenses and operating expenses)               51        61


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. The tender offer closed on October 6, 1997. As a result of the tender offer, such Insignia affiliate purchased 5,504 of the outstanding limited partnership units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - SUBSEQUENT EVENT


On April 3, 1998, the Partnership completed the refinancing of the mortgage encumbering Promontory Point which had been contemplated for March 31, 1998.
The refinancing replaced indebtedness of $2,840,000 with a new mortgage in the amount of $4,000,000. The new mortgage carries a stated interest rate of 7.04%, which replaced a rate equal to LIBOR plus 3.75%. The new mortgage matures
May 1, 2008. For financial statement purposes, the Partnership will recognize an extraordinary loss on the early extinguishment of debt in the second quarter of 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the three month periods ended March 31, 1998 and 1997:

                                                   Average
                                                  Occupancy
Property                                     1998           1997

Cooper's Pointe Apartments
  North Charleston, South Carolina           96%             95%

Copper Mill Apartments (1)
  Richmond, Virginia                         86%             93%

Four Winds Apartments (2)
  Overland Park, Kansas                      98%             91%

Autumn Run Apartments
  Naperville, Illinois                       96%             93%

Plantation Creek Apartments (3)
  Atlanta, Georgia                           96%             90%

Wood Creek Apartments
  Mesa, Arizona                              96%             96%

Promontory Point Apartments
  Austin, Texas                              93%             90%

Hampton Greens Apartments
  Dallas, Texas                              91%             94%

Stoney Creek Apartments
  Dallas, Texas                              90%             93%


(1)The decrease in occupancy at Copper Mill Apartments is primarily due to the absence of short term corporate unit rentals in 1998 compared to 1997.
(2)The increase in occupancy at Four Winds Apartments is attributed to a stronger economy.
(3)The increase in occupancy at Plantation Creek Apartments is primarily due to the property offering one month free rent.

The Partnership's net income for the three months ended March 31, 1998, was approximately $504,000, versus approximately $257,000 for the corresponding period in 1997. The increase in net income is primarily attributable to an increase in rental revenue. Total expenses increased slightly due to increases in property tax and general and administrative expenses which were partially offset by a decrease in operating expenses.

The increase in rental revenue is due to increases in rental rates at all of the Partnership's rental properties as well as increases in occupancy at all of the Partnership's rental properties with the exception of Copper Mill, Hampton Greens and Stoney Creek. In addition to the changes in rental rates and occupancy at the Partnership's rental properties, a decrease in bad debt expense at Wood Creek and Hampton Greens contributed to the increase in rental revenue. Operating expenses decreased for the three month period ended March 31, 1998, compared to 1997 primarily as a result of a loss resulting from the write off of roofs at Autumn Run in the first quarter of 1997. Also contributing to the decrease in operating expenses was a decrease in maintenance expenses at Four Winds, Autumn Run, Stoney Creek and Promontory Point which was partially offset by slight increases in property management fees at Wood Creek, Plantation Creek, Four Winds, Coopers Point and Autumn Run. The increase in general and administrative expenses for the three month period ended March 31, 1998, is primarily attributable to the increase in professional fees including legal, audit and tax and accounting expenses. Property taxes increased for the three month period ended March 31, 1998, compared to the same period in 1997 as a result of tax refunds received in 1997 relating to prior year's overpayment at Plantation Creek and Coopers Pointe.

Included in operating expenses for the three months ended March 31, 1998, is approximately $32,000 of major repairs and maintenance comprised primarily of landscaping, window covering replacements and parking lot repairs. Included in operating expenses for the three months ended March 31, 1997, is approximately $66,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building repairs and parking lot repairs.

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

On April 3, 1998, the Partnership refinanced the mortgage encumbering Promontory Point. The refinancing replaced indebtedness of $2,840,000 with a new mortgage in the amount of $4,000,000. The new mortgage carries a stated interest rate of 7.04%, which replaced a rate equal to LIBOR plus 3.75%. The new mortgage matures May 1, 2008. For financial statement purposes, the Partnership will recognize an extraordinary loss on the early extinguishment of debt in the second quarter of 1998.

At March 31, 1998, the Partnership held unrestricted cash and cash equivalents of approximately $4,645,000, compared to approximately $1,827,000 at March 31, 1997. Unrestricted cash and cash equivalents increased approximately $1,300,000 during the three month period ended March 31, 1998, compared to an increase of approximately $716,000 during the corresponding period in 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above. The decrease in cash used for accrued property taxes and accounts payable was offset by the decrease in cash provided by receivables and deposits, primarily due to the change in timing of payments and receipts. Net cash used in investing activities decreased as a result of fewer deposits made to restricted escrows versus withdrawals from restricted escrows. Net cash used in financing activities decreased slightly due to the absence of additional loan costs associated with obtaining new financing on four properties during the third quarter of 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,456,000 is amortized over varying periods with balloon payments ranging from December 1999, to February 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No distributions have been made in 1997 or 1998. The Managing General Partner anticipates making a distribution during 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


The three lawsuits previously described in the Partnership's 1997 Annual Report on Form 10-KSB relating to the August 1997, tender offers made by an Insignia affiliate (the Kline, City Partnerships and Heller complaints) have been voluntarily discontinued by their respective plaintiffs, with no material affect on the financial condition or operations of the Partnership.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 10.3, Promissory Note between Century Stoney Greens, L.P. and Lehman Brothers Holdings Inc., dated March 31, 1998, for Promontory Point, is filed as an exhibit to this report.

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CENTURY PROPERTIES GROWTH FUND XXII


                           By:   FOX PARTNERS IV
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Managing General Partner, Fox Partners IV


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: May 11, 1998