Form 10QSB
period 1998-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1998-08-07
CIK 740156

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


                 For the quarterly period ended June 30, 1998


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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Unrestricted cash and cash equivalents                           $   6,637
  Restricted cash                                                        500
  Receivables and deposits                                             1,655
  Restricted escrows                                                     763
  Other assets                                                         1,647
  Investment properties:
    Land                                              $  14,396
    Buildings and related personal property             117,185
                                                        131,581
    Less accumulated depreciation                       (54,094)      77,487

                                                                   $  88,689


Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                                 $     224
  Tenant security deposits payable                                       360
  Accrued property taxes                                                 997
  Other liabilities                                                      691
  Mortgage notes payable                                              73,462

Partners' (Deficit) Capital
  General partner's                                   $  (7,251)
  Limited partners' (82,848 units issued and
     outstanding)                                        20,206       12,955
                                                                   $  88,689

          See Accompanying Notes to Consolidated Financial Statements

b)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                 1998        1997        1998        1997
Revenues:
 Rental income                 $  5,100   $  4,784     $ 10,166   $  9,585
 Other income                       320        322          595        597
   Total revenues                 5,420      5,106       10,761     10,182

Expenses:
 Operating                        1,956      1,987        3,759      3,887
 General and administrative          77         93          186        165
 Depreciation                     1,007        990        2,004      1,961
 Interest                         1,484      1,497        2,970      2,986
 Property taxes                     440        365          882        752
   Total expenses                 4,964      4,932        9,801      9,751

Income before
   extraordinary item               456        174          960        431

Extraordinary loss on early
   extinguishment of debt           (28)        --          (28)        --
Net income                     $    428   $    174     $    932   $    431

Net income allocated
 to general partner            $     51   $     21     $    110   $     51
Net income allocated
 to limited partners                377        153          822        380
                               $    428   $    174     $    932   $    431

Net income per limited
 partnership unit:
Income before extraordinary
 item                          $   4.85   $   1.85     $  10.22   $   4.59
Extraordinary loss on early
 extinguishment of debt            (.30)        --         (.30)        --
Net income per limited
 partnership unit              $   4.55   $   1.85     $   9.92   $   4.59

          See Accompanying Notes to Consolidated Financial Statements

c)
                      CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership    General     Limited
                                   Units       Partner    Partners      Total

Original capital contributions   82,848       $     --     $ 82,848   $ 82,848

Partners' (deficit) capital at
  December 31, 1997              82,848       $ (7,361)    $ 19,384   $ 12,023

Net income for the six months
  ended June 30, 1998                --            110          822        932

Partners' (deficit) capital
  at June 30, 1998               82,848       $ (7,251)    $ 20,206   $ 12,955

          See Accompanying Notes to Consolidated Financial Statements

d)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                                 1998       1997
Cash flows from operating activities:
  Net income                                                   $    932   $    431
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                2,004       1,961
     Amortization of loan costs                                    105         105
     Loss on disposal of property                                   --          78
     Extraordinary loss on early extinguishment of debt             28          --
     Change in accounts:
       Receivables and deposits                                   (236)        301
       Other assets                                                 92        (111)
       Accounts payable                                             30        (110)
       Tenant security deposits payable                             (2)          4
       Accrued property taxes                                       69        (241)
       Other liabilities                                            (8)        (41)

          Net cash provided by operating activities              3,014       2,377

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows            187        (223)
  Property improvements and replacements                          (601)       (649)

          Net cash used in investing activities                   (414)       (872)

Cash flows from financing activities:
  Mortgage principal payments                                     (301)       (274)
  Loan costs paid                                                 (167)        (17)
  Repayment of mortgage note payable                            (2,840)         --
  Proceeds from mortgage note payable                            4,000          --

          Net cash provided by (used in)
            financing activities                                   692        (291)

Net increase in unrestricted cash and cash equivalents           3,292       1,214

Unrestricted cash and cash equivalents at beginning of period    3,345       1,111

Unrestricted cash and cash equivalents at end of period        $  6,637   $  2,325

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  2,866   $  2,885

          See Accompanying Notes to Consolidated Financial Statements

e)
                      CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred during the six month periods ended June 30, 1998 and 1997 (in thousands):

                                                               1998        1997
Property management fees (included in operating
  expenses)                                                    $534       $515
Reimbursement for services of affiliates (included in
  general and administrative expenses)                           82         78

In addition, approximately $15,000 and $38,000 of construction oversight reimbursements were paid to affiliates of Insignia during the six months ended June 30, 1998 and 1997. These amounts are included in investment properties and operating expenses.

As part of the refinancing of Promontory Point Apartments (see "Note C"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the six months ended June 30, 1998.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. The tender offer closed on October 6, 1997. As a result of the tender offer, such Insignia affiliate purchased 5,504 of the outstanding limited partnership units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


NOTE C - REFINANCING AND EXTRAORDINARY LOSS

On April 3, 1998, the Partnership refinanced the mortgage encumbering Promontory Point. The refinancing replaced indebtedness of $2,840,000 with a new mortgage in the amount of $4,000,000. The new mortgage carries a stated interest rate of 7.04%, which replaced a rate equal to LIBOR plus 3.75% (approximately 9.46% at the time of the refinancing) . The new mortgage matures May 1, 2008. For financial statement purposes, the Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 during the second quarter of 1998. This loss is attributable to the write-off of unamortized loan costs associated with the previous mortgage.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:

                                                 Average
                                                Occupancy
Property                                    1998           1997

Cooper's Pointe Apartments
  North Charleston, South Carolina           97%            96%

Copper Mill Apartments  (1)
  Richmond, Virginia                         86%            95%

Four Winds Apartments  (2)
  Overland Park, Kansas                      97%            93%

Autumn Run Apartments
  Naperville, Illinois                       96%            93%

Plantation Creek Apartments  (3)
  Atlanta, Georgia                           95%            91%

Wood Creek Apartments
  Mesa, Arizona                              95%            95%

Promontory Point Apartments (4)
  Austin, Texas                              93%            89%

Hampton Greens Apartments
  Dallas, Texas                              91%            92%

Stoney Creek Apartments
  Dallas, Texas                              92%            94%

1) Decrease due to the decrease in corporate unit rentals. Market is currently overbuilt and is slow to absorb additional units.

2) Increase due to market absorption of rental units after two years of increased competition.

3) Increase due to improved economy of the market and an increase in concessions.

4)   Increase due to increased marketing efforts.

The Partnership's net income was approximately $428,000 and $932,000 for the three and six month periods ended June 30, 1998, versus net income of approximately $174,000 and $431,000 for the three and six months ended June 30, 1997. Included in the net income for the three and six months ended June 30, 1998, is the extraordinary loss on early extinguishment of debt recognized on
the refinancing of Promontory Point (as discussed below).   The increase in net
income resulted primarily from an increase in rental income and a decrease in operating expenses partially offset by increases in general and administrative and property taxes expenses.

The increase in rental income is due to increases in rental rates at all of the Partnership's rental properties as well as increases in occupancy at several of the properties. Operating expenses decreased for the six month period ended June 30, 1998, compared to the same period in 1997 as a result of a loss resulting from the write off of roofs at Autumn Run in the first quarter of 1997. Also contributing to the decrease in operating expenses was a decrease in maintenance expenses at Stoney Creek and Promontory Point Apartments. The decrease at Stoney Creek was due to the completion of an exterior painting project in 1997 and the decrease at Promontory Point was due to a decrease in parking lot repairs. General and administrative expenses increased during the six months ended June 30, 1998, as a result of increases in auditing and legal expenses. The increase in property taxes is primarily due to increases in estimated taxes for the six months ended June 30, 1998, due to increases in the tax rates for Wood Creek, Autumn Run, and Hampton Greens. At Plantation Creek and Cooper's Pointe the increase was due to refunds received in 1997 relating to prior years.

Included in operating expenses for the six months ended June 30, 1998, is approximately $131,000 of major repairs and maintenance comprised primarily of landscaping and exterior building improvements. Included in operating expenses for the six months ended June 30, 1997, is approximately $162,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building repairs, parking lot repairs, major landscaping and pool repairs.

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

On April 3, 1998, the Partnership refinanced the mortgage encumbering Promontory Point. The refinancing replaced indebtedness of $2,840,000 with a new mortgage in the amount of $4,000,000. The new mortgage carries a stated interest rate of 7.04%, which replaced a rate equal to LIBOR plus 3.75% (approximately 9.46% at the time of the refinancing). The new mortgage matures May 1, 2008. For financial statement purposes, the Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 during the second quarter of 1998. This loss is attributable to the write-off of unamortized loan costs associated with the previous mortgage.

At June 30, 1998, the Partnership held unrestricted cash and cash equivalents of approximately $6,637,000, versus approximately $2,325,000 at June 30, 1997. Unrestricted cash and cash equivalents increased approximately $3,292,000 during the six month period ended June 30, 1998 as compared to an increase of approximately $1,214,000 during the corresponding period in 1997. Net cash provided by operating activities increased as a result of an increase in net income, as discussed above, and an increase in cash provided by accrued property taxes due to the timing of payments. In addition, a decrease in other assets due to a reduction in prepaid insurance and an increase in accounts payable due to the timing of payments contributed to the increase in cash flow provided by operating activities. Net cash used in investing activities decreased as a result of an increase in net withdrawals from restricted escrows. Net cash provided by financing activities increased as a result of the net proceeds from the refinance of the mortgage note encumbering Promontory Point Apartments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $73,462,000 is amortized over varying periods with balloon payments ranging from December 1999 to May 2008. Future cash distributions will depend on the levels of cash generated from operations, property sales or refinancings and the availability of cash reserves. No distributions have been made in 1997 or 1998. The Managing General Partner anticipates making a distribution during the second half of 1998.

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



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

  b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           CENTURY PROPERTIES GROWTH FUND XXII


                           By:   FOX PARTNERS IV,
                                 Its General Partner


                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: August 7, 1998