Form 10QSB
period 1998-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1998-11-12
CIK 740156

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


              For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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


                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Unrestricted cash and cash equivalents                         $   7,596
  Restricted cash                                                      500
  Receivables and deposits                                           1,756
  Restricted escrows                                                   791
  Other assets                                                       1,715
  Investment properties:
    Land                                               $  14,396
    Buildings and related personal property              117,514
                                                         131,910
    Less accumulated depreciation                       (55,088)    76,822

                                                                 $  89,180

Liabilities and Partners' (Deficit) Capital

Liabilities:
  Accounts payable                                               $     213
  Tenant security deposits payable                                     345
  Accrued property taxes                                             1,275
  Other liabilities                                                    776
  Mortgage notes payable                                            73,299

Partners' (Deficit) Capital:
  General partner's                                    $ (7,214)
  Limited partners' (82,848 units issued and
     outstanding)                                         20,486    13,272
                                                                 $  89,180

          See Accompanying Notes to Consolidated Financial Statements


b)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   1998        1997        1998        1997
Revenues:
 Rental income                   $  5,159   $  4,880     $ 15,325   $ 14,465
 Other income                         327        326          922        923
   Total revenues                   5,486      5,206       16,247     15,388

Expenses:
 Operating                          2,119      2,499        5,878      6,386
 General and administrative            96        123          282        288
 Depreciation                       1,025      1,000        3,029      2,961
 Interest                           1,481      1,431        4,451      4,417
 Property taxes                       448        409        1,330      1,161
   Total expenses                   5,169      5,462       14,970     15,213

Income (loss) before
   extraordinary item                 317       (256)       1,277        175

Extraordinary loss on early
   extinguishment of debt              --         --          (28)        --
Net income (loss)                $    317   $   (256)    $  1,249   $    175

Net income (loss) allocated
 to general partner              $     37   $    (30)    $    147   $     21
Net income (loss) allocated
 to limited partners                  280       (226)       1,102        154
                                 $    317   $   (256)    $  1,249   $    175

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary item              $   3.38   $  (2.73)    $  13.60   $   1.86
Extraordinary loss on early
 extinguishment of debt                --         --         (.30)        --
Net income (loss) per limited
 partnership unit                $   3.38   $  (2.73)    $  13.30   $   1.86

          See Accompanying Notes to Consolidated Financial Statements


c)
                      CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership   General     Limited
                                     Units      Partner    Partners    Total

Original capital contributions     82,848       $     --    $ 82,848  $ 82,848

Partners' (deficit) capital at
  December 31, 1997                82,848       $ (7,361)   $ 19,384  $ 12,023

Net income for the nine months
  ended September 30, 1998             --            147       1,102     1,249

Partners' (deficit) capital
  at September 30, 1998            82,848       $ (7,214)   $ 20,486  $ 13,272

          See Accompanying Notes to Consolidated Financial Statements

d)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                                1998       1997
Cash flows from operating activities:
  Net income                                                  $  1,249   $    175
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                               3,029       2,961
     Amortization of loan costs                                   157         157
     Loss on disposal of property                                  42          78
     Extraordinary loss on early extinguishment of debt            28          --
     Changes in accounts:
       Receivables and deposits                                  (337)         16
       Other assets                                               (28)        (81)
       Accounts payable                                            19         268
       Tenant security deposits payable                           (17)         (6)
       Accrued property taxes                                     347          20
       Other liabilities                                           77           8

          Net cash provided by operating activities             4,566       3,596

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows           159        (390)
  Property improvements and replacements                       (1,003)     (1,097)

          Net cash used in investing activities                  (844)     (1,487)

Cash flows from financing activities:
  Mortgage principal payments                                    (464)       (416)
  Loan costs paid                                                (167)        (17)
  Repayment of mortgage note payable                           (2,840)         --
  Proceeds from mortgage note payable                           4,000          --

          Net cash provided by (used in)
            financing activities                                  529        (433)

Net increase in unrestricted cash and cash equivalents          4,251       1,676

Unrestricted cash and cash equivalents at beginning of period   3,345       1,111

Unrestricted cash and cash equivalents at end of period       $  7,596   $  2,787

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  4,296   $  4,266

          See Accompanying Notes to Consolidated Financial Statements

e)
                      CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are FCMC, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. Insignia Properties Trust ("IPT") is the sole shareholder of both FCMC and NPI Equity (see "Note E").

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the nine month periods ended September 30, 1998 and 1997:


                                                              1998       1997
                                                               (in thousands)
Property management fees (included in operating
  expenses)                                                    $807      $780
Reimbursement for services of affiliates, including
  approximately $23,000 and $52,000 of construction
  oversight reimbursements for the nine months ended
  September 30, 1998 and 1997, respectively (included in
  investment properties and operating and general
  and administrative expenses)                                  141       170


As part of the refinancing of Promontory Point Apartments (see "Note C"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the nine months ended September 30, 1998, for arranging such financing.

Subsequent to September 30, 1998, the Partnership paid the general partner a partnership management fee of approximately $151,000 (see "Note D").

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its investment properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 5,504 of the outstanding limited partnership units of the Partnership.

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

NOTE D - DISTRIBUTION; SUBSEQUENT EVENT

In October 1998, the Partnership distributed approximately $2,302,000 ($27.79 per limited partnership unit) to the limited partners and approximately $47,000 to the general partner. The distribution consisted of proceeds from the refinancing of Promontory Point and from operations.

NOTE E - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998 and 1997:

                                              Average
                                             Occupancy
Property                                  1998       1997

Cooper's Pointe Apartments
  North Charleston, South Carolina        97%        97%

Copper Mill Apartments  (1)
  Richmond, Virginia                      88%        95%

Four Winds Apartments
  Overland Park, Kansas                   97%        99%

Autumn Run Apartments
  Naperville, Illinois                    95%        93%

Plantation Creek Apartments  (2)
  Atlanta, Georgia                        95%        92%

Wood Creek Apartments
  Mesa, Arizona                           95%        93%

Promontory Point Apartments (3)
  Austin, Texas                           94%        90%

Hampton Greens Apartments
  Dallas, Texas                           92%        91%

Stoney Creek Apartments
  Dallas, Texas                           93%        94%

1) Decrease due to the decrease in corporate unit rentals. Market is currently overbuilt and is slow to absorb additional units.
2) Increase due to improved economy of the market and an increase in concessions.
3)   Increase due to increased marketing efforts.

The Partnership's net income was approximately $317,000 and $1,249,000 for the three and nine month periods ended September 30, 1998. The Partnership recorded a net loss of approximately $256,000 for the three month period and net income of approximately $175,000 for the nine month period ended September 30, 1997. Included in the net income for the nine month period ended September 30, 1998, is the extraordinary loss on early extinguishment of debt recognized on the refinancing of Promontory Point (as discussed below). The increase in net income resulted primarily from an increase in rental income and a decrease in operating expenses partially offset by an increase in property taxes.

The increase in rental income is due to increases in rental rates and occupancy at several of the investment properties. Operating expenses decreased for the nine month period ended September 30, 1998, compared to the same period in 1997, as a result of decreases in maintenance expenses at several investment properties. The decreases at Four Winds, Autumn Run, and Stoney Creek Apartments were due to the completion of exterior painting projects in 1997. At Hampton Greens, the decrease resulted from the completion of exterior enhancement projects during 1997. General and administrative expenses decreased as a result of decreases in administrative expenses and audit fees partially offset by an increase in legal expenses. Depreciation expenses increased as a result of the addition of depreciable assets. The increase in property taxes is primarily due to increases in tax rates for Four Winds, Hampton Greens and Stoney Creek Apartments. At Plantation Creek and Autumn Run, the increase was due to the receipt of tax refunds in 1997 relating to prior years, which decreased the 1997 expense.

Included in operating expenses for the nine months ended September 30, 1998, is approximately $173,000 of major repairs and maintenance comprised primarily of landscaping and exterior building improvements. Included in operating expenses for the nine months ended September 30, 1997, is approximately $651,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building repairs, and landscaping.

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

At September 30, 1998, the Partnership held unrestricted cash and cash equivalents of approximately $7,596,000, versus approximately $2,787,000 at September 30, 1997. Unrestricted cash and cash equivalents increased approximately $4,251,000 during the nine month period ended September 30, 1998, as compared to an increase of approximately $1,676,000 during the corresponding period in 1997. Net cash provided by operating activities increased as a result of an increase in net income, as discussed above, and an increase in cash provided by accrued property taxes due to the timing of payments. In addition, a decrease in other assets due to a reduction in prepaid insurance and an increase in accounts payable due to the timing of payments contributed to the increase in cash flow provided by operating activities. Net cash used in investing activities decreased as a result of an increase in net withdraws from restricted escrows. Net cash provided by financing activities increased as a result of the net proceeds from the refinance of the mortgage note encumbering Promontory Point Apartments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $73,299,000 is amortized over varying periods with balloon payments ranging from December 1999 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. No distributions were made in 1997. In October 1998, the Partnership distributed approximately $2,302,000 ($27.79 per limited partnership unit) to the limited partners and approximately $47,000 to the general partner. In addition, the Partnership paid the general partner a partnership management fee of approximately $151,000. The distribution consisted of proceeds from the refinancing of Promontory Point and from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, an the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

YEAR 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1998.



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



                           CENTURY PROPERTIES GROWTH FUND XXII


                           By:   FOX PARTNERS IV,
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner

                           By:   /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President

                           By:   /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting
                                 (Duly Authorized Officer)

                           Date:  November 12, 1998