Form 10KSB
period 1998-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1999-03-31
CIK 740156

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15 (D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $21,663,000

State the aggregate market value of the voting partnership interest held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Century Properties Growth Fund XXII (the "Partnership" or the "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner of FRI is NPI Equity Investments III, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), (see "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-89285), was declared effective by the Securities and Exchange Commission on September 25, 1984. The Partnership marketed its securities pursuant to its Prospectus dated September 25, 1984, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in Limited Partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principle activity of the Partnership has been managing its portfolio. The Partnership continues to operate nine residential properties. One property was acquired by the lender through foreclosure in 1992 and one property was sold in 1995. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by continuing to hold and operate the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner, provided day-to-day management services for the Partnership's investment properties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the Managing General Partner of FRI, the sole shareholder of NPI Equity. On December 31, 1996, the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of the Managing General Partner.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Tender Offers

Affiliates of the Managing General Partner, currently hold 22,845.5 Units representing approximately 27.575% of the total outstanding Units. These Units were acquired through private transactions and an August 28, 1997 tender offer. 17,023.5 Units were acquired on January 19, 1996 from DeForest Ventures I, L.P. ("DeForest"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates. An additional 5,504 Units were acquired on October 6, 1997 at a price of $275 per Unit pursuant to the August 1997 tender offer. The remaining Units were acquired through private transactions. As a result of its ownership of approximately 27.575% of the Units, these affiliates could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, these affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest from whom one of the affiliates acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote the 17,023.5 Units it had acquired: (i) against any increase in compensation payable to the Managing General partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the affiliates' ability to influence voting decisions with respect to the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in properties:

                               Date of
          Property            Purchase     Type of Ownership          Use

Wood Creek Apartments           5/84     Fee ownership subject    Apartment-
 Mesa, Arizona                           to first mortgage (1)     432 units

Plantation Creek Apartments     6/84     Fee ownership subject    Apartment-
 Atlanta, Georgia                        to first mortgage (1)     484 units

Stoney Creek Apartments         6/85     Fee ownership subject    Apartment-
 Dallas, Texas                           to first mortgage (1)     364 units

Four Winds Apartments           9/85     Fee ownership subject    Apartment-
 Overland, Kansas                        to first mortgage (1)     350 units

Promontory Point Apartments     10/85    Fee ownership subject    Apartment-
 Austin, Texas                           to first mortgage (1)     252 units

Cooper's Pointe Apartments      11/85    Fee ownership subject    Apartment-
 Charleston, South Carolina              to first mortgage (1)     192 units

Hampton Greens Apartments       12/85    Fee ownership subject    Apartment-
 Dallas, Texas                           to first mortgage (1)     309 units

Autumn Run Apartments           6/86     Fee ownership subject    Apartment-
 Naperville, Illinois                    to first mortgage (1)     320 units

Copper Mill Apartments          9/86     Fee ownership subject    Apartment-
 Richmond, Virginia                      to first mortgage (1)     192 units

(1) Property is held by a limited partnership in which the Partnership owns a 100% interest

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                      Gross

                    Carrying  Accumulated                        Federal

Property              Value   Depreciation    Rate    Method    Tax Basis

                        (in thousands)                       (in thousands)


Wood Creek          $ 16,310  $  7,254     5-30 yrs.    SL    $  4,047

Plantation Creek      25,892    11,637     5-30 yrs.    SL       6,802

Stoney Creek          14,253     6,301     5-30 yrs.    SL       4,851

Four Winds            16,751     6,554     5-30 yrs.    SL       5,764

Promontory Point      11,874     4,997     5-30 yrs.    SL       4,427

Cooper's Pointe        7,520     3,429     5-30 yrs.    SL       2,170

Hampton Greens        12,318     5,037     5-30 yrs.    SL       4,759

Autumn Run            17,778     7,193     5-30 yrs.    SL       6,351

Copper Mill            9,492     3,746     5-30 yrs.    SL       5,193


 Total              $132,188  $ 56,148                        $ 44,364


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                     Principal                                  Principal

                    Balance At                                   Balance

                   December 31,  Interest   Period   Maturity    Due At

Property               1998        Rate    Amortized   Date   Maturity (2)


Wood Creek           $12,566       7.93%    30 yrs    2/2006    $11,319

Plantation Creek      15,489       7.93%    30 yrs    2/2006     13,952

Stoney Creek           6,860       7.88%    30 yrs    1/2006      6,180

Four Winds             9,425       7.93%    30 yrs    2/2006      8,489

Promontory Point       3,980       7.04%    30 yrs    5/2008      3,442

Cooper's Pointe        4,135       7.88%    30 yrs    1/2006      3,725

Hampton Greens         5,644       7.88%    30 yrs    1/2006      5,084

Autumn Run             9,100       7.33%      (1)    11/2003      9,100

Copper Mill            5,936       7.88%    30 yrs    1/2006      5,347


 Total             $73,135


(1)  Interest only payments.
(2) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                           Average Annual             Average

                            Rental Rates             Occupancy

Property                  1998         1997        1998      1997


Wood Creek            $7,393/unit  $7,149/unit     94%       93%

Plantation Creek       8,889/unit   8,731/unit     95%       93%

Stoney Creek           6,378/unit   6,069/unit     94%       93%

Four Winds             7,699/unit   7,251/unit     97%       95%

Promontory Point (1)   7,383/unit   7,174/unit     94%       90%

Cooper's Pointe        6,963/unit   6,540/unit     97%       97%

Hampton Greens         6,137/unit   5,862/unit     93%       91%

Autumn Run             9,244/unit   8,998/unit     95%       94%

Copper Mill (2)        8,675/unit   8,624/unit     89%       94%


(1)   Occupancy increased due to increased marketing efforts.

(2) Occupancy decreased due to the decrease in corporate unit rental and the market being overbuilt.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                      1998                1998

                                     Billing              Rate

                                 (in thousands)


          Wood Creek                  $185                1.17%

          Plantation Creek             213                3.95%

          Stoney Creek                 245                2.54%

          Four Winds                   162                1.07%

          Promontory Point             198                2.62%

          Cooper's Pointe               93                1.60%

          Hampton Greens               197                2.54%

          Autumn Run                   323                6.63%

          Copper Mill                   90                0.94%


CAPITAL EXPENDITURES:

Wood Creek

During the year ended December 31, 1998 the Partnership completed approximately $144,000 of capital improvement projects at Wood Creek, consisting primarily of floor covering replacements and repairs to the property's clubhouse. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $360,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, plumbing repairs, pool repairs, landscaping and roof repairs. These improvements are expected to cost approximately $434,000.

Plantation Creek

During the year ended December 31, 1998, the Partnership completed approximately $228,000 of capital improvement projects at Plantation Creek, consisting primarily of floor covering replacements, roof replacements, HVAC units and major sewer repair. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $862,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, landscaping, painting, floor covering replacements, parking lot repairs and roof replacements. These improvements are expected to cost approximately $978,000.

Stoney Creek

During the year ended December 31, 1998, the Partnership completed approximately $82,000 of capital improvement projects at Stoney Creek, consisting primarily of perimeter fencing and floor covering replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $473,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, painting, floor covering replacements, and landscaping. These improvements are expected to cost approximately $267,000.

Four Winds

During the year ended December 31, 1998, the Partnership completed approximately $295,000 of capital improvement projects at Four Winds, consisting primarily of balcony repairs, floor covering replacements and appliances. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $262,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, lighting upgrades, parking lot repairs, floor covering replacement, structural improvements, roof and building repairs. These improvements are expected to cost approximately $302,000.

Promontory Point

During the year ended December 31, 1998, the Partnership completed approximately $119,000 of capital improvement projects at Promontory Point Apartments, consisting primarily of roof repairs, appliances, swimming pool repair, and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $320,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, perimeter fencing, roof repairs, floor covering replacements and landscaping. These improvements are expected to cost approximately $371,000.

Cooper's Pointe

During the year ended December 31, 1998, the Partnership completed approximately $70,000 of capital improvement projects at Cooper's Point, consisting primarily of floor covering replacements and parking lot repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, floor covering replacements, and landscaping. These improvements are expected to cost approximately $197,000.

Hampton Greens

During the year ended December 31, 1998, the Partnership completed approximately $190,000 of capital improvement projects at Hampton Greens, consisting primarily of roof repairs, building improvements, office equipment, and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $155,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, floor covering replacements, painting, fencing repairs and landscaping. These improvements are expected to cost approximately $189,000.

Autumn Run

During the year ended December 31, 1998, the Partnership completed approximately $88,000 of capital improvement projects at Autumn Run, consisting primarily of floor covering replacements, water heaters and HVAC units. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $189,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, floor covering replacements, air conditioning upgrades, pool repairs, structural upgrades, painting and floor covering replacements. These improvements are expected to cost approximately $254,000.

Copper Mill

During the year ended December 31, 1998, the Partnership completed approximately $65,000 of capital improvement projects at Copper Mill, consisting primarily of floor covering replacements and clubhouse repairs. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $219,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, water heater and air conditioning upgrades, painting and parking lot repairs. These improvements are expected to cost approximately $248,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.
                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units aggregating $82,848,000. The Partnership currently has 4,956 holders of record owning an aggregate of 82,848 Units. Affiliates of the Managing General Partner owned 22,845.5 units or 27.575% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998, a distribution from operations of approximately $1,507,000 ($16.04 per limited partnership unit) and refinancing proceeds of approximately $993,000 ($11.75 per limited partnership unit) was paid to the partners. There were no distributions made to the partners during the years ended December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998 was approximately $1,814,000 as compared to net income of approximately $391,000 for the year ended December 31, 1997. (See "Note H" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income
(loss)). The increase in net income is primarily attributable to the increase in the Partnership's rental revenue as a result of an increase in average rental rates and occupancy at all of the Partnership's investment properties with the exception of Copper Mill which experienced a decrease in occupancy.

Operating expenses decreased for the year ended December 31, 1998 as compared to the corresponding period in 1997 as a result of various rehabilitation projects completed in 1997 at Four Winds, Autumn Run, Stoney Creek and Hampton Greens Apartments. At Four Winds, Autumn Run and Stoney Creek Apartments, the decrease was primarily due to the completion of exterior painting projects in 1997. Contributing to the decrease in maintenance expense was the completion of an exterior enhancement project at Hampton Greens Apartments in 1997. General and administrative expenses decreased in 1998 as a result of a reduction in fees and licenses, legal and general administrative expenses. Depreciation expenses increased as a result of the addition of depreciable assets. The increase in property taxes is primarily due to increases in tax rates at Plantation Creek, Cooper's Point and Autumn Run and an increase in accessed property value at Wood Creek, Copper Mill, and Stoney Creek Apartments. The Partnership recognized a loss on early extinguishment of debt of approximately $28,000 as a result of refinancing the mortgage encumbering Promontory Point in April 1998. The loss is attributable to the write-off of unamortized loan costs associated with the previous debt.

Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At December 31, 1998, the Partnership had unrestricted cash and cash equivalents of approximately $6,684,000 as compared to approximately $3,345,000 at December 31, 1997. The increase in unrestricted cash and cash equivalents is due to approximately $6,120,000 of cash provided by operating activities which was partially offset by approximately $646,000 of cash used in investing activities and approximately $2,135,000 of cash used in financing activities. Cash used in investing activities consists of property improvements, which were partially offset by withdrawals from restricted escrows held by mortgage lenders and insurance proceeds from a casualty event. Cash used in financing activities consists of mortgage principal payments, repayment of the previous mortgage encumbering Promontory Point, offset by proceeds of the new mortgage, loan costs paid on the aforementioned mortgage and a distribution paid to the partners. The Partnership invests in working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $3.2 million in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements include roof replacements, landscaping, floor covering replacements, parking lot improvements, water heaters, structural improvements and HVAC units. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $73,135,000 matures ranging from November, 1, 2003 to May 1, 2008, with balloon payments due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the year ended December 31, 1998, a distribution from operations of approximately $1,507,000 and refinancing proceeds of approximately $993,000 was paid to the partners. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
  December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors


To The Partners
Century Properties Growth Fund XXII


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                          Independent Auditors' Report



To the Partners
Century Properties Growth Fund XXII
Greenville, South Carolina


We have audited the accompanying consolidated statements of operations, changes in partners' capital and cash flows of Century Properties Growth Fund XXII (a limited partnership)(the "Partnership") and its subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Century Properties Growth Fund XXII and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants

New York, NY
January 17, 1998




                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

 Unrestricted cash and cash equivalents                      $  6,684

 Receivables and deposits                                       1,748

 Restricted escrows                                               927

 Other assets                                                   1,612

 Investment properties (Notes D and F):

   Land                                         $ 14,396

   Buildings and related personal property       117,792

                                                 132,188

   Less accumulated depreciation                 (56,148)      76,040

                                                             $ 87,011


Liabilities and Partners' Capital (Deficit)

Liabilities

 Accounts payable                                            $    205

 Tenant security deposits payable                                 342

 Accrued property taxes                                         1,236

 Other liabilities                                                756

 Mortgage notes payable (Note D)                               73,135


Partners' Capital (Deficit)

 General partner's                              $ (7,345)

 Limited partners' (82,848 units issued

   and outstanding)                               18,682       11,337

                                                             $ 87,011


          See Accompanying Notes to Consolidated Financial Statements








                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years ended December 31,

                                                        1998         1997

Revenues:

 Rental income                                      $ 20,476     $ 19,387

 Other income                                          1,187        1,211

   Total revenues                                     21,663       20,598


Expenses:

 Operating                                             7,715        8,324

 General and administrative                              344          441

 Depreciation                                          4,089        3,959

 Interest                                              5,934        5,906

 Property taxes                                        1,739        1,577

  Total expenses                                      19,821       20,207


Income (loss) before extraordinary item                1,842          391

Extraordinary loss on early extinguishment

 of debt                                                 (28)          --


Net income                                          $  1,814     $    391


Net income allocated to general partner             $    214     $     46

Net income allocated to limited partners               1,600          345

                                                    $  1,814     $    391


Net income per limited partnership unit:

Income before extraordinary item                    $  19.61     $   4.16

Extraordinary loss on early extinguishment

 of debt                                                (.30)          --

Net income per limited partnership unit             $  19.31     $   4.16


Distribution per limited partnership unit           $  27.79     $     --


          See Accompanying Notes to Consolidated Financial Statements







                      CENTURY PROPERTIES GROWTH FUND XXII

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited

                                Partnership   General    Limited

                                   Units      Partner    Partners    Total


Original capital contributions   82,848       $    --    $82,848    $82,848


Partners' (deficit) capital at

 December 31, 1996               82,848       $(7,407)   $19,039    $11,632


Net income for the year ended

 December 31, 1997                   --            46        345        391


Partners' (deficit) capital at

 December 31, 1997               82,848        (7,361)    19,384     12,023


Distribution to partners             --          (198)    (2,302)    (2,500)


Net income for the year ended

 December 31, 1998                   --           214      1,600      1,814


Partners' (deficit) capital at

 December 31, 1998               82,848       $(7,345)   $18,682    $11,337


          See Accompanying Notes to Consolidated Financial Statements





                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Years Ended December 31,

                                                       1998        1997



Cash flows from operating activities:

  Net income                                        $  1,814    $    391

  Adjustments to reconcile net income to net

   cash provided by operating activities:

     Depreciation                                      4,089       3,959

     Amortization of loan costs                          209         209

     Extraordinary loss on early extinguishment

      of debt                                             28          --

     (Gain) loss on disposal of property                 (70)         89

     Change in accounts:

       Receivables and deposits                         (329)        285

       Other assets                                       23         (61)

       Accounts payable                                   11        (118)

       Tenant security deposits payable                  (20)         (7)

       Accrued property taxes                            308        (263)

       Other liabilities                                  57          (1)

         Net cash provided by operating activities     6,120       4,483


Cash flows from investing activities:

  Net withdrawals from (deposits to) restricted
    escrows                                              523        (280)

  Insurance proceeds from casualty                       112          --

  Property improvements and replacements              (1,281)     (1,391)

         Net cash used in investing activities          (646)     (1,671)


Cash flows from financing activities:

  Mortgage principal payments                           (628)       (561)

  Repayment of mortgage note payable                  (2,840)         --

  Proceeds from mortgage note payable                  4,000          --

  Loan costs paid                                       (167)        (17)

  Distribution paid to partners                       (2,500)         --

         Net cash used in financing activities        (2,135)       (578)


Net increase (decrease) in unrestricted cash and

 cash equivalents                                      3,339       2,234

Unrestricted cash and cash equivalents at

 beginning of period                                   3,345       1,111

Unrestricted cash and cash equivalents at

 end of period                                      $  6,684    $  3,345


Supplemental disclosure of cash flow information:

  Cash paid for interest                            $  5,725    $  5,701


          See Accompanying Notes to Consolidated Financial Statements




                      CENTURY PROPERTIES GROWTH FUND XXII

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") is a California limited partnership organized in August 1984, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B _ Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The Partnership operates nine apartment properties in the United States.

Principles of Consolidation:

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Coopers Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P. of which the partnership owns a 100% interest in each of these partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

Uses of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, Losses and Distributions:

Profits, gains, losses and distributions of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market accounts and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property ranging from 5-30 years.

Loan Costs:

Loan costs of approximately $2,059,000, less accumulated amortization of approximately $570,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties:

Investment properties consist of nine apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports, (see "Note I" for required disclosure).

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $345,000 and $367,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Reclassification:

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                  1998         1997

                                                   (in thousands)

Property management fees (included in

operating expenses)                           $1,085       $1,044

Reimbursement for services of affiliates

(included in operating, general and

administrative expenses, and investment

properties) (1)                                  178          239



(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $24,000 and $76,000, respectively, for reimbursements for construction oversight costs.

As part of the refinancing of Promontory Point Apartments (see "Note E"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the year ended December 31, 1998.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $1,085,000 and $1,044,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $178,000 and $239,000 for the years ended December 31, 1998 and 1997, respectively.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase"). As a result of the tender offer, such affiliate purchased 5,459 of the outstanding limited partnership units of the Partnership.

AIMCO currently owns, through its affiliates, a total of 22,845.5 limited partnership units or 27.575%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In accordance with the Partnership Agreement, the managing general partner received a Partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The managing general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 1998, was approximately $151,000 and is included in distributions paid to the general partner.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                   Principal    Monthly                        Principal

                   Balance At   Payment    Stated               Balance

                  December 31, Including  Interest Maturity     Due At

    Property          1998      Interest    Rate     Date      Maturity

                      (in thousands)                        (in thousands)


Wood Creek          $12,566    $    94     7.93%    2/2006     $11,319

Plantation Creek     15,489        116     7.93%    2/2006      13,952

Stoney Creek          6,860         51     7.88%    1/2006       6,180

Four Winds            9,425         71     7.93%    2/2006       8,489

Promontory Point      3,980         27     7.04%    5/2008       3,442

Cooper's Pointe       4,135         31     7.88%    1/2006       3,725

Hampton Greens        5,644         42     7.88%    1/2006       5,084

Autumn Run            9,100         56(1)  7.33%    11/2003      9,100

Copper Mill           5,936         44     7.88%    1/2006       5,347

                    $73,135    $   532


(1) Interest only monthly payments.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


    1999      $   699

    2000          756

    2001          818

    2002          884

    2003       10,056

 Thereafter    59,922

              $73,135




NOTE E - REFINANCINGS AND EXTRAORDINARY LOSS

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

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                             Initial Cost

                            To Partnership

                            (in thousands)

                                                                  Net Cost

                                                   Buildings     Capitalized

                                                  and Related     (Removed)

                                                    Personal    Subsequent to

    Description        Encumbrances      Land       Property     Acquisition


Wood Creek           $ 12,566         $  2,130    $ 13,440     $    740



Plantation Creek       15,489            2,653      20,827        2,412

Stoney Creek            6,860            1,803      12,509          (59)

Four Winds              9,425            1,363      14,288        1,100

Promontory Point        3,980            1,690      10,129           55

Cooper's Pointe         4,135              513       6,696          311

Hampton Greens          5,644            2,086       9,474          758

Autumn Run              9,100            1,462      14,957        1,359

Copper Mill             5,936              933       8,061          498


Total                $ 73,135         $ 14,633    $110,381     $  7,174



NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)






                            Gross Amount at Which Carried

                                At December 31, 1998

                                   (in thousands)


                           Buildings

                              and

                            Related

                           Personal             Accumulated    Year of   Depreciable

  Description      Land    Property    Total   Depreciation Construction  Life-Years


Wood Creek       $  2,117 $ 14,193   $ 16,310  $  7,254         1985         5-30

Plantation Creek    2,655   23,237     25,892    11,637         1978         5-30

Stoney Creek        1,689   12,564     14,253     6,301         1983         5-30

Four Winds          1,357   15,394     16,751     6,554         1987         5-30

Promontory Point    1,595   10,279     11,874     4,997         1984         5-30

Cooper's Pointe       510    7,010      7,520     3,429         1986         5-30

Hampton Greens      2,086   10,232     12,318     5,037         1986         5-30

Autumn Run          1,458   16,320     17,778     7,193         1987         5-30

Copper Mill           929    8,563      9,492     3,746         1987         5-30

Total            $ 14,396 $117,792   $132,188  $ 56,148




Reconciliation of Real Estate and Accumulated Depreciation:


                                                   December 31,

                                                1998          1997

                                                  (in thousands)

Investment Properties

Balance at beginning of year                $130,980      $129,725

 Disposal of property                            (73)         (136)

 Property improvements                         1,281         1,391


Balance at end of year                      $132,188      $130,980


Accumulated Depreciation

Balance at beginning of year                $ 52,090      $ 48,178

 Disposal of property                            (31)          (47)

 Additions charged to expense                  4,089         3,959


Balance at end of year                      $ 56,148      $ 52,090



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $131,557,000 and $130,266,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $87,193,000 and approximately $82,247,000, respectively.

NOTE G - DISTRIBUTIONS

During the year ended December 31, 1998, a distribution from operations of approximately $1,507,000 and refinancing proceeds of approximately $993,000 was paid to the partners.

NOTE H - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                               1998          1997

Net income as reported                     $   1,814     $     391
Add (deduct):
 Depreciation differences                       (858)         (789)
 Construction period interest                     --            30
 Change in prepaid rental                        289            (9)
 Other                                           167            16

Federal tax income (loss)                  $   1,412     $    (361)

Federal taxable income (loss) per
limited partnership unit                   $      15     $      (4)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                               1998
Net assets as reported                     $  11,337
Land and buildings                              (631)
Accumulated depreciation                     (31,045)
Syndication                                   12,427
Other                                            406
Net liabilities - Federal tax basis        $  (7,506)

NOTE I - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of nine apartment complexes in seven states in the United States. The Partnership rent apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                   1998                  Residential     Other        Totals
                                                     (in thousands)
 Rental income                           $20,476      $    --      $20,476
 Other income                              1,102           85        1,187
 Interest expense                          5,934           --        5,934
 Depreciation                              4,089           --        4,089
 General and administrative expense           --          344          344
 Extraordinary loss on early
  extinguishment of debt                      28           --           28
 Segment profit (loss)                     2,073         (259)       1,814
 Total assets                             85,873        1,138       87,011
 Capital expenditures for investment
  properties                               1,281           --        1,281




                   1997                  Residential     Other        Totals
                                                     (in thousands)
 Rental income                           $19,387      $    --      $19,387
 Other income                              1,383           13        1,211
 Interest expense                          5,906           --        5,906
 Depreciation                              3,959           --        3,959
 General and administrative expense                       441          441
 Segment profit (loss)                       819         (428)         391
 Total assets                             86,277          532       86,809
 Capital expenditures for investment
  Properties                               1,391           --        1,391

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Growth Fund XXII (the "Partnership" or "the Registrant") has no officers or directors. The General Partner of the Partnership is Fox partners IV, a California General Partnership. The Managing General Partner of Fox partners IV is Fox Capital Management Corporation, ("FCMC" or the "Managing General Partner").

The names and ages of, as well as the positions and offices held by, the present executive officers and director of Fox Capital Management Corporation, the managing general partner of the general partner ("FCMC" or "Managing General Partner") are set forth below. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither directors nor officers of the Managing General Partner received any remuneration from the Registrant. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.



           Entity              Number of Units   Percentage


Insignia Properties LP        17,341.50         20.932%

(an Affiliate of AIMCO)

IPLP Acquisition I LLC         5,459.00          6.589%

(an Affiliate of AIMCO)

Market Ventures LLC

(an Affiliate of AIMCO)           45.00           .054%


Insignia Properties LP, IPLP Acquisition I LLC and Market Ventures LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of approximately 27.575% of the Units, these affiliates could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, these affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 27.575% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                  1998         1997

                                                   (in thousands)

Property management fees (included in

operating expenses)                           $1,085       $1,044

Reimbursement for services of affiliates

(included in operating, general and

administrative expenses, and investment

properties) (1)                                  178          239


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $24,000 and $76,000, respectively, for reimbursements for construction oversight costs.

As part of the refinancing of Promontory Point Apartments (see "Note E"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the year ended December 31, 1998.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $1,085,000 and $1,044,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $178,000 and $239,000 for the year ended December 31, 1998 and 1997, respectively.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 25,000 of the outstanding units of limited partnership interest in the Partnership, at $275.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase"). As a result of the tender offer, such affiliate purchased 5,459 of the outstanding limited partnership units of the Partnership.

AIMCO currently owns, through its affiliates, a total of 22,845.5 limited partnership units or 27.575%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In accordance with the Partnership Agreement, the managing general partner received a Partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The managing general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 1998, was approximately $151,000 and is included in distributions paid to the general partner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)            See Exhibit Index contained herein.

(b)            Reports on Form 8-K filed during the fourth quarter of 1998:

               Current Report on Form 8-K filed on October 1, 1998, disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.

               Current Report on Form 8-K filed on November 16, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's Independent accountant.

               Current Report on Form 8-K filed December 9, 1998 disclosing the engagement of Ernst & Young, LLP as the Registrant's Independent accountant.



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


                                        CENTURY PROPERTIES GROWTH FUND XXII

                                        By: FOX PARTNERS IV,
                                            Its General Partner

                                        By: FOX CAPITAL MANAGEMENT CORPORATION,
                                            Managing General Partner


                                        By:  /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                        By:  /s/ Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                        Date:   March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Foye       Executive Vice President      Date:  March 30, 1999
Patrick J. Foye           and Director


/s/ Timothy R. Garrick    Vice President - Accounting   Date:  March 30, 1999
Timothy R. Garrick        and Director



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

2.4 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT shown as Exhibit 2.1 in Current Report on Form 8-K dated as of October 1, 1998.

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

10.7 Promissory Note dated March 31, 1998, by and between the Partnership and Lehman Brothers Holding, Inc. for Promontory Point incorporated by reference to Exhibit 10.3 on the Partnership's quarterly report on Form 10-QSB for the quarter ended March 31, 1998.

16 Letter dated November 11, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K.

27        Financial Data Schedule.