Form 10QSB
period 1999-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 1999-05-17
CIK 740156

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)
                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999






Assets

  Cash and cash equivalents                                         $  3,242

  Receivables and deposits                                             1,365

  Restricted escrows                                                     919

  Other assets                                                         1,505

  Investment properties:

    Land                                                $ 14,396

    Buildings and related personal property              118,018

                                                         132,414

    Less accumulated depreciation                        (57,177)     75,237

                                                                    $ 82,268

Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                                  $    151

  Tenant security deposits payable                                       341

  Accrued property taxes                                                 969

  Other liabilities                                                      846

  Mortgage notes payable                                              72,967

Partners' (Deficit) Capital

  General partner's                                     $ (7,857)

  Limited partners' (82,848 units issued and

     outstanding)                                         14,851       6,994

                                                                    $ 82,268


          See Accompanying Notes to Consolidated Financial Statements

b)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                      Three Months Ended

                                                           March 31,

                                                        1999        1998

Revenues:

  Rental income                                       $ 5,322      $ 5,066

  Other income                                            272          275

    Total revenues                                      5,594        5,341

Expenses:

  Operating                                             1,865        1,802

  General and administrative                               92          110

  Depreciation                                          1,029          997

  Interest                                              1,478        1,486

  Property taxes                                          473          442

    Total expenses                                      4,937        4,837

Net income                                            $   657      $   504

Net income allocated to general partner               $    78      $    59

Net income allocated to limited partners                  579          445

                                                      $   657      $   504

Net income per limited partnership unit               $  6.99      $  5.37

Distribution per limited partnership unit             $  53.23     $    --



          See Accompanying Notes to Consolidated Financial Statements

c)
                      CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited

                                  Partnership  General     Limited

                                     Units     Partner    Partners     Total


Original capital contributions     82,848      $    --    $82,848     $82,848


Partners' (deficit) capital at

  December 31, 1998                82,848      $(7,345)   $18,682     $11,337


Net income for the three months

ended March 31, 1999                   --           78        579         657


Distribution to partners               --         (590)    (4,410)     (5,000)


Partners' (deficit) capital

  at March 31, 1999                82,848      $(7,857)   $14,851     $ 6,994



          See Accompanying Notes to Consolidated Financial Statements


d)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Three Months Ended

                                                              March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net income                                            $   657    $   504

  Adjustments to reconcile net income to cash

   provided by operating activities:

     Depreciation                                         1,029        997

     Amortization of loan costs                              54         52

     Change in accounts:

       Receivables and deposits                             383         --

       Other assets                                          53         55

       Accounts payable                                     (54)       (20)

       Tenant security deposits payable                      (1)         6

       Accrued property taxes                              (267)        (3)

       Other liabilities                                     90        (55)

          Net cash provided by operating activities       1,944      1,536

Cash flows from investing activities:

  Net withdrawals from restricted escrows                     8        124

  Property improvements and replacements                   (226)      (213)

          Net cash used in investing activities            (218)       (89)

Cash flows from financing activities:

  Mortgage principal payments                              (168)      (147)

  Distribution to partners                               (5,000)        --

          Net cash used in financing activities          (5,168)      (147)

Net (decrease) increase in cash and cash equivalents     (3,442)     1,300

Cash and cash equivalents at beginning of period          6,684      3,345

Cash and cash equivalents at end of period              $ 3,242    $ 4,645

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $ 1,424    $ 1,433



          See Accompanying Notes to Consolidated Financial Statements



e)
                      CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Coopers Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P., partnerships in which the registrant owns a 100% interest in each of these partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.


NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 1999 and 1998:


                                                            1999        1998

                                                             (in thousands)



Property management fees (included in operating

  expenses)                                                 $280        $266

Reimbursement for services of affiliates, including

  approximately $5,000 of construction services

  reimbursements during the three months ended

  March 31, 1998 (included in investment properties

  and operating and general and administrative expenses)      36          51


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $280,000 and $266,000 for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $51,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of nine apartment complexes in the Southeast, Midwest and Southwest United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential      Other        Totals
Rental revenue                           $ 5,322       $    --      $ 5,322
Other income                                 262            10          272
Interest expense                           1,478            --        1,478
Depreciation                               1,029            --        1,029
General and administrative expense            --            92           92
Segment profit (loss)                        739           (82)         657
Total assets                              81,649           619       82,268
Capital expenditures for investment
properties                                   226            --          226

1998
                                          Residential     Other        Totals
Rental revenue                           $ 5,066       $    --      $ 5,066
Other income                                 266             9          275
Interest expense                           1,486            --        1,486
Depreciation                                 997            --          997
General and administrative expense            --           110          110
Segment profit (loss)                        605          (101)         504
Total assets                              86,025         1,069       87,094
Capital expenditures for investment
properties                                   213            --          213


NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 1999 and 1998:


                                                 Average

                                                Occupancy

Property                                    1999            1998

Cooper's Pointe Apartments

  North Charleston, South Carolina           97%            96%

Copper Mill Apartments (1)

  Richmond, Virginia                         96%            86%

Four Winds Apartments

  Overland Park, Kansas                      96%            98%

Autumn Run Apartments

  Naperville, Illinois                       97%            96%

Plantation Creek Apartments

  Atlanta, Georgia                           96%            96%

Wood Creek Apartments

  Mesa, Arizona                              94%            96%

Promontory Point Apartments (2)
  Austin, Texas                              96%            93%

Hampton Greens Apartments (1)
  Dallas, Texas                              97%            91%

Stoney Creek Apartments (1)
  Dallas, Texas                              97%            90%


(1) The increase in occupancy at Copper Mill Apartments, Hampton Greens and Stoney Creek is due to improved marketing.
(2) The increase in occupancy at Promontory Point Apartments is due to an improved sub-market in the Northeast Austin, Texas area and enhanced curb appeal of the property.

Results of Operations

The Partnership's net income for the three month period ended March 31, 1999 was approximately $657,000 as compared to approximately $504,000 for the corresponding period in 1998. The increase in net income is primarily due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues is due to an increase in rental income. Rental income increased due to an increase in average rental rates at all of the Partnership's rental properties and increases in occupancy at Autumn Run, Stoney Creek, Copper's Pointe, Promontory Point and Hampton Greens Apartments. Total expenses increased primarily due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily as a result of an increase in property expenses partially offset by a decrease in maintenance expenses. Property expenses increased due to increases in employee salaries and water utilities at Wood Creek, Plantation Creek and Four Winds Apartments. Maintenance expenses decreased due to a decrease in maintenance requirements at all of the Partnership's rental properties with the exception of Four Winds Apartments which experienced an increase and Autumn Run and Hampton Greens Apartments where maintenance requirements remained relatively stable. Depreciation expenses increased resulting from the addition of depreciable assets being placed in service at the Partnership's investment properties. Property taxes increased primarily as a result of an increase in property assessment at Wood Creek and Stoney Creek Apartments which was not reflected until the fourth quarter of 1998. General and administrative expenses decreased due to a decrease in reimbursements to the Managing General Partner.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $3,242,000 as compared to approximately $4,645,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents decreased approximately $3,442,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $218,000 of cash used in investing activities and approximately $5,168,000 of cash used in financing activities, which was offset by approximately $1,944,000 of cash provided by operating activities. Cash used in investing activities consists primarily of property improvements and replacements. Cash used in financing activities consists of payment of principal made on the mortgages encumbering the Partnership's investment properties and a cash distribution made to the partners during January 1999. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Wood Creek

During the three months ended March 31, 1999, the Partnership completed approximately $46,000 of capital improvement projects at Wood Creek, consisting primarily of floor covering replacements, landscaping and sewer repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $360,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, plumbing repairs, pool repairs, landscaping and roof repairs. These improvements are expected to cost approximately $434,000.

Plantation Creek

During the three months ended March 31, 1999, the Partnership completed approximately $32,000 of capital improvement projects at Plantation Creek, consisting primarily of landscaping, floor covering replacements, plumbing repairs, and appliance replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $862,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, landscaping, painting, floor covering replacements, parking lot repairs and roof replacements. These improvements are expected to cost approximately $978,000.

Stoney Creek

During the three months ended March 31, 1999, the Partnership completed approximately $12,000 of capital improvement projects at Stoney Creek, consisting primarily of floor covering replacements and hot water heater replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $473,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, painting, floor covering replacements, and landscaping. These improvements are expected to cost approximately $267,000.

Four Winds

During the three months ended March 31, 1999, the Partnership completed approximately $31,000 of capital improvement projects at Four Winds, consisting primarily of floor covering replacements and appliances. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $262,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, lighting upgrades, parking lot repairs, floor covering replacement, structural improvements, roof and building repairs. These improvements are expected to cost approximately $302,000.

Promontory Point

During the three months ended March 31, 1999, the Partnership completed approximately $35,000 of capital improvement projects at Promontory Point Apartments, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $320,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, perimeter fencing, roof repairs, floor covering replacements and landscaping. These improvements are expected to cost approximately $371,000.

Cooper's Pointe

During the three months ended March 31, 1999, the Partnership completed approximately $11,000 of capital improvement projects at Cooper's Point, consisting primarily of floor covering replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs, floor covering replacements, and landscaping. These improvements are expected to cost approximately $197,000.

Hampton Greens

During the three months ended March 31, 1999, the Partnership completed approximately $9,000 of capital improvement projects at Hampton Greens, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $155,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, floor covering replacements, painting, fencing repairs and landscaping. These improvements are expected to cost approximately $189,000.

Autumn Run

During the three months ended March 31, 1999, the Partnership completed approximately $18,000 of capital improvement projects at Autumn Run, consisting primarily of floor covering replacements and HVAC units. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $189,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, building improvements, floor covering replacements, air conditioning upgrades, pool repairs, structural upgrades, painting and floor covering replacements. These improvements are expected to cost approximately $254,000.

Copper Mill

During the three months ended March 31, 1999, the Partnership completed approximately $32,000 of capital improvement projects at Copper Mill, consisting primarily of floor covering replacements and other improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $219,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, water heater and air conditioning upgrades, painting and parking lot repairs. These improvements are expected to cost approximately $248,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $72,967,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 1999, the Partnership distributed approximately $5,000,000 ($53.23 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sales, property refinancing and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended March 31, 1999.



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


                                      CENTURY PROPERTIES GROWTH FUND XXII

                                      By:    FOX PARTNERS IV,
                                             Its General Partner

                                      By:    FOX CAPITAL MANAGEMENT CORPORATION,
                                             Managing General Partner


                                      By:    /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                      By:    /s/ Carla R. Stoner
                                             Carla R. Stoner
                                             Senior Vice President Finance and
                                             Administration


                                      Date:  May 17, 1999