Form 10QSB
period 1999-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1999-08-13
CIK 740156

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

                  For the quarterly period ended June 30, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                      CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Unrestricted cash and cash equivalents                             $  4,241

  Receivables and deposits                                              1,155

  Restricted escrows                                                    1,026

  Other assets                                                          1,475

  Investment properties:

    Land                                                $ 14,396

    Buildings and related personal property              118,821

                                                         133,217

    Less accumulated depreciation                        (58,231)      74,986


                                                                     $ 82,883
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                                   $    174

  Tenant security deposits payable                                        345

  Accrued property taxes                                                  980

  Other liabilities                                                       843

  Mortgage notes payable                                               72,794

Partners' (Deficit) Capital

  General partner's                                     $ (7,769)

  Limited partners' (82,848 units issued and

     outstanding)                                         15,516        7,747

                                                                     $ 82,883


          See Accompanying Notes to Consolidated Financial Statements
b)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                              Three Months Ended      Six Months Ended

                                   June 30,               June 30,

                                1999       1998        1999       1998

Revenues:

 Rental income                $  5,344   $  5,100   $  10,666  $ 10,166

 Other income                      254        320         526       595

   Total revenues                5,598      5,420      11,192    10,761

Expenses:

 Operating                       1,728      1,956       3,593     3,759

 General and administrative        119         77         211       186

 Depreciation                    1,054      1,007       2,083     2,004

 Interest                        1,474      1,484       2,952     2,970

 Property taxes                    470        440         943       882

   Total expenses                4,845      4,964       9,782     9,801

Income before

   extraordinary item              753        456       1,410       960

Extraordinary loss on early

   extinguishment of debt           --        (28)         --       (28)

Net income                    $    753   $    428   $   1,410  $    932


Net income allocated

 to general partner           $     89   $     51   $     166  $    110

Net income allocated

 to limited partners               664        377       1,244       822

                              $    753   $    428   $   1,410  $    932

Net income per limited

 partnership unit:

Income before extraordinary

 item                         $   8.01   $   4.85   $   15.02  $  10.22

Extraordinary loss on early

 extinguishment of debt             --       (.30)         --      (.30)

Net income                    $   8.01   $   4.55   $   15.02  $   9.92

Distribution per limited

 partnership unit             $     --   $     --   $   53.23  $     --



          See Accompanying Notes to Consolidated Financial Statements
c)
                      CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited

                                  Partnership  General    Limited

                                     Units     Partner    Partners    Total


Original capital contributions     82,848      $    --    $82,848    $82,848

Partners' (deficit) capital at

  December 31, 1998                82,848      $(7,345)   $18,682    $11,337

Net income for the six months

  ended June 30, 1999                  --          166      1,244      1,410

Distribution to partners               --         (590)    (4,410)    (5,000)

Partners' (deficit) capital

  at June 30, 1999                 82,848      $(7,769)   $15,516    $ 7,747


          See Accompanying Notes to Consolidated Financial Statements


d)
                      CENTURY PROPERTIES GROWTH FUND XXII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended

                                                                 June 30,

                                                             1999          1998

Cash flows from operating activities:

  Net income                                             $  1,410      $    932

  Adjustments to reconcile net income to cash

   provided by operating activities:

     Depreciation                                          2,083          2,004

     Amortization of loan costs                              107            105

     Extraordinary loss on early extinguishment of debt       --             28

     Change in accounts:

       Receivables and deposits                              593           (236)

       Other assets                                           30             92

       Accounts payable                                      (31)            30

       Tenant security deposits payable                        3             (2)

       Accrued property taxes                               (256)            69

       Other liabilities                                      87             (8)

          Net cash provided by operating activities        4,026          3,014

Cash flows from investing activities:

  Net (deposits to) withdrawals from restricted escrows      (99)           187

  Property improvements and replacements                  (1,029)          (601)

          Net cash used in investing activities           (1,128)          (414)

Cash flows from financing activities:

  Mortgage principal payments                               (341)          (301)

  Loan costs paid                                             --           (167)

  Repayment of mortgage note payable                          --         (2,840)

  Proceeds from mortgage note payable                         --          4,000

  Distributions to partners                               (5,000)            --

          Net cash (used in) provided by
            financing activities                          (5,341)           692

Net (decrease) increase in unrestricted cash and cash
   equivalents                                            (2,443)         3,292

Unrestricted cash and cash equivalents at beginning of
   period                                                  6,684          3,345

Unrestricted cash and cash equivalents at end of period  $  4,241      $  6,637

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  2,845      $  2,866


          See Accompanying Notes to Consolidated Financial Statements


e)
                      CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 1999 and 1998:

                                                               1999        1998

                                                                (in thousands)

Property management fees (included in operating
  expenses)                                                    $561        $534

Reimbursement for services of affiliates                         82          97

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $561,000 and $534,000 for the six months ended June 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $82,000 and $97,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $1,000 and $15,000 of construction services reimbursements during the six months ended June 30, 1999 and 1998, respectively.

As part of the refinancing of Promontory Point Apartments (see "Note D"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the six months ended June 30, 1998.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,208.11 (32.84% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $359 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,830.00 units. As a result, AIMCO and its affiliates currently own 25,675.50 units of limited partnership interest in the Partnership representing 30.99% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - REFINANCING AND EXTRAORDINARY LOSS

On April 3, 1998, the Partnership refinanced the mortgage encumbering Promontory Point. The refinancing replaced indebtedness of $2,340,000 with a new mortgage in the amount of $4,000,000. The new mortgage carries a stated interest rate of 7.04%, which replaced a rate equal to LIBOR plus 3.75% (approximately 9.46% at the time of the refinancing). The new mortgage matures May 1, 2008. For financial statement purposes, the Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 during the second quarter of 1998. This loss is attributable to the write-off of unamortized loan costs associated with the previous mortgage.

NOTE E - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential      Other        Totals

Rental revenue                           $10,666       $    --      $10,666
Other income                                 511            15          526
Interest expense                           2,952            --        2,952
Depreciation                               2,083            --        2,083
General and administrative expense            --           211          211
Segment profit (loss)                      1,606          (196)       1,410
Total assets                              82,352           531       82,883
Capital expenditures for investment
properties                                 1,029            --        1,029



1998
                                          Residential     Other        Totals

Rental revenue                           $10,166       $    --      $10,166
Other income                                 560            35          595
Interest expense                           2,970            --        2,970
Depreciation                               2,004            --        2,004
General and administrative expense            --           186          186
Extraordinary loss on early
extinguishment of debt                       (28)           --          (28)
Segment profit (loss)                      1,083          (151)         932
Total assets                              86,247         2,442       88,689
Capital expenditures for investment
properties                                   601            --          601

NOTE F - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 1999 and 1998:


                                                  Average
                                                 Occupancy

Property                                    1999            1998

Cooper's Pointe Apartments

  North Charleston, South Carolina           97%            97%

Copper Mill Apartments (1)

     Richmond, Virginia                      96%            86%

Four Winds Apartments

  Overland Park, Kansas                      96%            97%

Autumn Run Apartments

  Naperville, Illinois                       95%            96%

Plantation Creek Apartments

  Atlanta, Georgia                           95%            95%

Wood Creek Apartments

  Mesa, Arizona                              94%            95%

Promontory Point Apartments (2)

  Austin, Texas                              96%            93%

Hampton Greens Apartments (3)

  Dallas, Texas                              97%            91%

Stoney Creek Apartments (3)

  Dallas, Texas                              97%            92%

(1) The increase at Copper Mill Apartments is due to economic growth in the western Richmond, Virginia area.
(2) The increase in occupancy at Promontory Point Apartments is due to economic growth in the Northeast Austin, Texas area.
(3) The increase in occupancy at Hampton Greens and Stoney Creek is due to increased marketing efforts.

Results of Operations

The Partnership's net income for the three and six month periods ended June 30, 1999, was approximately $753,000 and $1,410,000, respectively, as compared to approximately $428,000 and $932,000, respectively, for the corresponding period in 1998. The increase in net income is primarily due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues is due to an increase in rental income. Rental income increased due to an increase in rental rates at all of the Partnership's rental properties except Wood Creek and increases in occupancy at Copper Mill, Stoney Creek, Promontory Point and Hampton Greens Apartments. Total expenses decreased primarily due to decreases in operating expenses, partially offset by an increase in depreciation, general and administrative, and property tax expenses. Operating expenses decreased primarily as a result of a decrease in maintenance expenses. Maintenance expenses decreased primarily due to decreases in landscaping at Plantation Creek, Wood Creek, Four Winds, Stoney Creek, and Promontory Point. Decreases in interior and exterior building improvements at Plantation Creek, Four Winds, Copper Mill, and Stoney Creek also contributed to the overall decrease. Depreciation expense increased resulting from depreciable assets being placed into service at the Partnership's investment properties during the last twelve months. Property tax expense increased due to an increase in assessed value in 1998 not recognized until the fourth quarter of 1998 at both Wood Creek and Stoney Creek. General and administrative expenses increased due to an increase in administrative expenses and the settlement of a legal case during the first quarter of 1998 as disclosed in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998. Also contributing to the increase in net income was a $28,000 extraordinary loss on early extinguishment of debt which was recognized during the three and six months ended June 30, 1998.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had unrestricted cash and cash equivalents of approximately $4,241,000 as compared to approximately $6,637,000 at June 30, 1998. For the six months ended June 30, 1999, unrestricted cash and cash equivalents decreased approximately $2,443,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $1,128,000 of cash used in investing activities and approximately $5,341,000 of cash used in financing activities, which was partially offset by approximately $4,026,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and a cash distribution made to the partners during January 1999. The Partnership invests its working capital reserves in money market accounts.

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

Wood Creek

During the six months ended June 30, 1999, the Partnership completed approximately $123,000 of capital improvement projects at Wood Creek, consisting primarily of floor covering replacements, landscaping, parking lot improvements, and signage. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $360,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $434,000 for 1999 at this property which include certain of the required improvements and consist of parking lot repairs, plumbing repairs, pool repairs, landscaping, floor covering replacements and roof repairs.

Plantation Creek

During the six months ended June 30, 1999, the Partnership completed approximately $429,000 of capital improvement projects at Plantation Creek, consisting primarily of landscaping, floor covering replacements, roof repairs, painting, which is approximately 70% complete, and appliance replacements.
These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $862,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $978,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, painting, floor covering replacements, and parking lot repairs and roof replacements.

Stoney Creek

During the six months ended June 30, 1999, the Partnership completed approximately $31,000 of capital improvement projects at Stoney Creek, consisting primarily of floor covering replacements and hot water heater replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $473,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $267,000 for 1999 at this property which include certain of the required improvements and consist of painting, floor covering replacements, hot water heater replacements and landscaping.

Four Winds

During the six months ended June 30, 1999, the Partnership completed approximately $81,000 of capital improvement projects at Four Winds, consisting primarily of floor covering replacements, air conditioning repairs, and appliances. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $262,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $302,000 for 1999 at this property which include certain of the required improvements and consist of lighting upgrades, parking lot repairs, air conditioning repairs, appliance upgrades, floor covering replacement, structural improvements, roof and building repairs.

Promontory Point

During the six months ended June 30, 1999, the Partnership completed approximately $102,000 of capital improvement projects at Promontory Point Apartments, consisting primarily of structural improvements, roof replacements, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $320,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $371,000 for 1999 at this property which include certain of the required improvements and consist of perimeter fencing, roof repairs, floor covering replacements and landscaping.

Cooper's Pointe

During the six months ended June 30, 1999, the Partnership completed approximately $74,000 of capital improvement projects at Cooper's Point, consisting primarily of floor covering replacements and parking lot improvements, which have been completed. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $197,000 for 1999 at this property which include certain of the required improvements and consist of parking lot repairs, floor covering replacements, and landscaping.

Hampton Greens

During the six months ended June 30, 1999, the Partnership completed approximately $53,000 of capital improvement projects at Hampton Greens, consisting primarily of floor covering replacements and fencing. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $155,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $189,000 for 1999 at this property which include certain of the required improvements and consist of floor covering replacements, painting, fencing repairs and landscaping.

Autumn Run

During the six months ended June 30, 1999, the Partnership completed approximately $66,000 of capital improvement projects at Autumn Run, consisting primarily of floor covering replacements, painting, and pool improvements.
These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $189,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $254,000 for 1999 at this property which include certain of the required improvements and consist of building improvements, floor covering replacements, air conditioning upgrades, pool repairs, structural upgrades, painting and floor covering replacements.

Copper Mill

During the six months ended June 30, 1999, the Partnership completed approximately $70,000 of capital improvement projects at Copper Mill, consisting primarily of floor covering replacements, structural improvements, pool improvements, lighting, and other improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $219,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $248,000 for 1999 at this property which include certain of the required improvements and consist of water heater and air conditioning upgrades, floor covering replacements, painting and parking lot repairs.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $72,794,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 1999, the Partnership distributed approximately $5,000,000 ($53.23 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, and the availability of cash reserves, the timing of debt maturities, property sales, and/or refinancing. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,208.11 (32.84% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $359 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,830.00 units. As a result, AIMCO and its affiliates currently own 25,675.50 units of limited partnership interest in the Partnership representing 30.99% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


b)   Reports on Form 8-K: None filed during the quarter ended June 30, 1999.

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


                               Date: August 13, 1999