Form 10QSB
period 1999-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 1999-11-10
CIK 740156

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

               For the quarterly period ended September 30, 1999


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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                      CENTURY PROPERTIES GROWTH FUND XXII
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999


Assets
Cash and cash equivalents                                              $  2,950
Receivables and deposits                                                  1,455
Restricted escrows                                                        1,185
Other assets                                                              1,461
Investment properties:
Land                                                     $ 14,396
Buildings and related personal property                   119,725
                                                          134,121
   Less accumulated depreciation                          (59,255)       74,866
                                                                       $ 81,917
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $    220
Tenant security deposits payable                                            352
Accrued property taxes                                                    1,247
Other liabilities                                                           790
Mortgage notes payable                                                   72,617

Partners' (Deficit) Capital
General partner                                          $ (7,894)
Limited partners (82,848 units issued and
outstanding)                                               14,585         6,691
                                                                       $ 81,917

          See Accompanying Notes to Consolidated Financial Statements


b)

                      CENTURY PROPERTIES GROWTH FUND XXII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    1999         1998        1999         1998
Revenues:
Rental income                     $ 5,397      $ 5,159      $16,063     $15,325
Other income                          299          327          825         922
Total revenues                      5,696        5,486       16,888      16,247

Expenses:
Operating                           1,956        2,119        5,549       5,878
General and administrative             91           96          302         282
Depreciation                        1,024        1,025        3,107       3,029
Interest                            1,469        1,481        4,421       4,451
Property taxes                        427          448        1,370       1,330
Total expenses                      4,967        5,169       14,749      14,970

Income before
extraordinary item                    729          317        2,139       1,277

Extraordinary loss on early
extinguishment of debt                 --           --          --          (28)

Net income                        $   729      $   317     $ 2,139      $ 1,249

Net income allocated
to general partner                $    86      $    37     $   252      $   147
Net income allocated
to limited partners                   643          280       1,887        1,102
                                  $   729      $   317     $ 2,139      $ 1,249
Net income per limited
partnership unit:
Income before extraordinary
   item                           $  7.76      $  3.38     $ 22.78      $ 13.60
Extraordinary loss on early
   extinguishment of debt              --           --          --         (.30)
Net Income                        $  7.76      $  3.38     $ 22.78      $ 13.30
Distributions per limited
partnership unit                  $ 19.00      $    --     $ 72.23      $    --


          See Accompanying Notes to Consolidated Financial Statements


c)

                      CENTURY PROPERTIES GROWTH FUND XXII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      82,848     $    --     $82,848      $82,848


Partners' (deficit) capital at
December 31, 1998                   82,848     $(7,345)    $18,682      $11,337

Net income for the nine months
ended September 30, 1999                --         252       1,887        2,139

Distributions to partners               --        (801)     (5,984)      (6,785)

Partners' (deficit) capital at
September 30, 1999                  82,848     $(7,894)    $14,585      $ 6,691


          See Accompanying Notes to Consolidated Financial Statements


d)
                      CENTURY PROPERTIES GROWTH FUND XXII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income                                                 $ 2,139      $ 1,249
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                 3,107        3,029
Amortization of loan costs                                     159          157

Loss on disposal of property                                    --           42
Extraordinary loss on early extinguishment of debt              --           28
Change in accounts:
Receivables and deposits                                       293         (337)
Other assets                                                    (8)         (28)
Accounts payable                                                15           19
Tenant security deposits payable                                10          (17)
Accrued property taxes                                          11          347
Other liabilities                                               34           77
Net cash provided by operating activities                    5,760        4,566

Cash flows from investing activities:
Net (deposits to) withdrawals from restricted escrows         (258)         159
Property improvements and replacements                      (1,933)      (1,003)
Net cash used in investing activities                       (2,191)        (844)

Cash flows from financing activities:
Mortgage principal payments                                   (518)        (464)
Loan costs paid                                                 --         (167)
Repayment of mortgage note payable                              --       (2,840)
Proceeds from mortgage note payable                             --        4,000
Distributions to partners                                   (6,785)          --
Net cash (used in) provided by
financing activities                                        (7,303)         529
Net (decrease) increase in unrestricted
cash and cash equivalents                                   (3,734)       4,251
Unrestricted cash and cash equivalents at beginning of
period                                                       6,684        3,345
Unrestricted cash and cash equivalents at end of period    $ 2,950      $ 7,596
Supplemental disclosure of cash flow information:
Cash paid for interest                                     $ 4,262      $ 4,296


          See Accompanying Notes to Consolidated Financial Statements


e)
                      CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Coopers Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P., in which the registrant owns 100% interest in each of these partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $848      $807

Reimbursement for services of affiliates (included in
  general and administrative expenses and investment
  properties)                                                   132       141

Partnership management fee (included in partners' captial)      679        --


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $848,000 and $807,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $132,000 and $141,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts include approximately $11,000 and $23,000 of construction services reimbursements during the nine months ended September 30, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $679,000 in Partnership management fees were paid along with the distribution from operations made during the nine months ended September 30, 1999. The fee is accounted for as a distribution to the Managing General Partner, in accordance with the terms of the Partnership Agreement. No fees were paid during the nine months ended September 30, 1998 as no distributions were paid during this period.

As part of the refinancing of Promontory Point Apartments (see "Note E"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the nine months ended September 30, 1998.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 27,208.11 (32.84% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $359 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,830.00 units. As a result, AIMCO and its affiliates currently own 26,342.50 units of limited partnership interest in the Partnership representing 31.80% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - DISTRIBUTION

During the nine months ended September 30, 1999, the Partnership distributed approximately $6,785,000 (approximately $5,984,000 to the limited partners, $72.23 per limited partnership unit) to the partners. There were no distributions made during the nine months ended September 30, 1998.

NOTE E - REFINANCING AND EXTRAORDINARY LOSS

On April 3, 1998, the Partnership refinanced the mortgage encumbering Promontory Point. The refinancing replaced indebtedness of $2,840,000 with a new mortgage in the amount of $4,000,000. The new mortgage carries a stated interest rate of 7.04%, which replaced a mortgage with an interest rate equal to LIBOR plus 3.75% (approximately 9.46% at the time of the refinancing). The new mortgage matures May 1, 2008. For financial statement purposes, the Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 during the second quarter of 1998. This loss is attributable to the write-off of unamortized loan costs associated with the previous mortgage.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property consists of nine apartment complexes in the Southeast, Midwest and Southwest United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

                1999                 Residential     Other     Totals

Rental revenue                         $16,063      $    --    $16,063
Other income                               807           18        825
Interest expense                         4,421           --      4,421
Depreciation                             3,107           --      3,107
General and administrative expense          --          302        302
Segment profit (loss)                    2,423         (284)     2,139
Total assets                            81,845           72     81,917
Capital expenditures for investment
  properties                             1,933           --      1,933

                1998                 Residential    Other      Totals

Rental income                          $15,325     $    --    $15,325
Other income                               858          64        922
Interest expense                         4,451          --      4,451
Depreciation                             3,029          --      3,029
General and administrative expense          --         282        282
Extraordinary loss on early
  extinguishment of debt                   (28)         --        (28)
Segment profit (loss)                    1,467        (218)     1,249
Total assets                            86,602       2,578     89,180
Capital expenditures for investment
  properties                             1,003           --     1,003


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Cooper's Pointe Apartments                  96%        97%
   North Charleston, South Carolina
Copper Mill Apartments (1)                  96%        88%
   Richmond, Virginia
Four Winds Apartments                       96%        97%
   Overland Park, Kansas
Autumn Run Apartments                       95%        95%
   Naperville, Illinois
Plantation Creek Apartments                 96%        95%
   Atlanta, Georgia
Wood Creek Apartments                       94%        95%
   Mesa, Arizona
Promontory Point Apartments                 96%        94%
   Austin, Texas
Hampton Greens Apartments (2)               97%        92%
   Dallas, Texas
Stoney Creek Apartments (2)                 97%        93%
   Dallas, Texas

(1) The increase in occupancy at Copper Mill Apartments is due to an improved market in the western Richmond, Virginia area.
(2) The increase in occupancy at Hampton Greens and Stoney Creek Apartments is due to increased marketing efforts.

Results of Operations

The Partnership's net income for the three and nine month periods ended September 30, 1999, was approximately $729,000 and $2,139,000, respectively, as compared to approximately $317,000 and $1,249,000, respectively, for the corresponding periods in 1998. The increase in net income is primarily due to increases in total revenues and a decrease in total expenses.

The increase in total revenues for the three and nine month periods ended September 30, 1999, is due to increased rental income which was partially offset by decreased other income. The increase in rental income is primarily due to an increase in rental rates at all of the Partnership's rental properties except Cooper Mill in addition to increased occupancy at Cooper Mill, Plantation Creek, Promontory Point, Stoney Creek, and Hampton Greens Apartments. This was partially offset by a decrease in other income. Other income decreased primarily due to decreased interest income resulting from lower cash balances held in interest bearing accounts as a result of distributions made during 1999. Total expenses for the nine month period ended September 30, 1999, decreased primarily due to decreases in operating expenses and interest expenses partially offset by an increase in depreciation, general and administrative, and property tax expenses. Operating expenses decreased primarily as a result of a decrease in maintenance expenses at all of the properties. Maintenance expenses decreased primarily due to decreases in landscaping at Wood Creek, Plantation Creek, Stoney Creek, Promontory Point, and Four Winds, decreases in exterior building improvements at Autumn Run and a decrease in insurance proceeds received as a result of a hail storm in 1998 at Hampton Greens Apartments. Interest expense decreased primarily as a result of a greater portion of the monthly debt service payments being applied to principal. Depreciation expense increased resulting from depreciable assets being placed into service at the Partnership's investment properties during the last twelve months. Property tax expense increased due to an increase in assessed value in 1998 not recognized until the fourth quarter of 1998 at both Wood Creek and Stoney Creek. General and administrative expenses increased due to an increase in administrative expenses and the settlement of a legal case during the first quarter of 1998 as disclosed in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998. Also contributing to the increase in net income was a $28,000 extraordinary loss on early extinguishment of debt which was recognized during the three and nine months ended September 30, 1998.

Total expenses for the three month period ended September 30, 1999, decreased primarily due to decreases in operating, general and administrative, interest and property tax expenses. The decreases in operating and interest expense are discussed above. The decrease in general and administrative expense is primarily due to the timing of professional fees in 1998. The decrease in property tax expense is primarily due to the timing of receipt of the tax bill for Autumn Run Apartments.

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At September 30, 1999, the Partnership had unrestricted cash and cash equivalents of approximately $2,950,000 as compared to approximately $7,596,000 at September 30, 1998. For the nine months ended September 30, 1999, unrestricted cash and cash equivalents decreased approximately $3,734,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $7,303,000 of cash used in financing activities and approximately $2,191,000 of cash used in investing activities, which was partially offset by approximately $5,760,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and cash distributions made to the partners. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Wood Creek

During the nine months ended September 30, 1999, the Partnership completed approximately $213,000 of capital improvement projects at Wood Creek, consisting primarily of floor covering replacements, landscaping, parking lot improvements, and structural improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $360,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $434,000 for 1999 at this property which include certain of the required improvements and consist of parking lot improvements, plumbing replacements, pool enhancements, landscaping, floor covering replacements and roof replacements.

Plantation Creek

During the nine months ended September 30, 1999, the Partnership completed approximately $551,000 of capital improvement projects at Plantation Creek, consisting primarily of landscaping, floor covering replacements, roof replacements, and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $862,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $978,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, floor covering replacements, parking lot improvements and roof replacements.

Stoney Creek

During the nine months ended September 30, 1999, the Partnership completed approximately $95,000 of capital improvement projects at Stoney Creek, consisting primarily of floor covering replacements, landscaping, and HVAC replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $473,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $267,000 for 1999 at this property which include certain of the required improvements and consist of floor covering replacements, HVAC replacements and landscaping.

Four Winds

During the nine months ended September 30, 1999, the Partnership completed approximately $303,000 of capital improvement projects at Four Winds, consisting primarily of floor covering replacements, fencing, parking lot improvements, roof replacements, structural improvements, and light fixtures. The fencing, light fixtures, parking lot improvements, roof replacements, and structural improvements are substantially complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $262,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $302,000 for 1999 at this property which include certain of the required improvements and consist of lighting upgrades, parking lot improvements, air conditioning and appliance upgrades, floor covering replacement, structural improvements, roof and building improvements.

Promontory Point

During the nine months ended September 30, 1999, the Partnership completed approximately $227,000 of capital improvement projects at Promontory Point Apartments, consisting primarily of structural improvements, roof replacement, fencing, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $320,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $371,000 for 1999 at this property which include certain of the required improvements and consist of perimeter fencing, roof replacements, floor covering replacements and landscaping.

Cooper's Pointe

During the nine months ended September 30, 1999, the Partnership completed approximately $125,000 of capital improvement projects at Cooper's Pointe, consisting primarily of floor covering replacements, roof replacements, and parking lot improvements. The parking lot improvements and roof replacements are substantially complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $160,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $197,000 for 1999 at this property which include certain of the required improvements and consist of parking lot improvements, floor covering replacements and landscaping.

Hampton Greens

During the nine months ended September 30, 1999, the Partnership completed approximately $76,000 of capital improvement projects at Hampton Greens, consisting primarily of floor covering replacements and fencing, which is substantially complete. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $155,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $189,000 for 1999 at this property which include certain of the required improvements and consist of floor covering replacements, fencing, and landscaping.

Autumn Run

During the nine months ended September 30, 1999, the Partnership completed approximately $192,000 of capital improvement projects at Autumn Run, consisting primarily of floor covering replacements, electrical improvements, HVAC replacements, and structural improvements. The HVAC replacements are substantially complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $189,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $254,000 for 1999 at this property which include certain of the required improvements and consist of building improvements, floor covering replacements, air conditioning upgrades, pool enhancements, structural upgrades, and floor covering replacements.

Copper Mill

During the nine months ended September 30, 1999, the Partnership completed approximately $151,000 of capital improvement projects at Copper Mill, consisting primarily of floor covering replacements, structural improvements, roof replacements, lighting, and other improvements. The lighting is approximately 75% complete and the roof replacements are substantially complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $219,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $248,000 for 1999 at this property which include certain of the required improvements and consist of water heater and air conditioning upgrades, floor covering replacements, and parking lot improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $72,617,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, the Partnership distributed approximately $6,785,000 (approximately $5,984,000 went to limited partners,
$72.23 per limited partnership unit) from operations.    Future cash
distributions will depend on the levels of cash generated from operations, and the availability of cash reserves, the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,208.11 (32.84% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $359 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,830.00 units. As a result, AIMCO and its affiliates currently own 26,342.50 units of limited partnership interest in the Partnership representing 31.80% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K: None filed during the quarter ended September 30, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CENTURY PROPERTIES GROWTH FUND XXII

                              By:  FOX PARTNERS IV
                                   Its General Partner

                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller

                              Date: