Form 10KSB
period 1999-12-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2000-03-27
CIK 740156

March 27, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties Growth Fund XXII
      Form 10-KSB
      File No. 0-13438


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark  One)
[X]  ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $22,545,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

General

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a
California general partnership. The Managing General Partner of FRI is NPI Equity Investments III, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-89285), was declared effective by the Securities and Exchange Commission on September 25, 1984. The Partnership marketed its securities pursuant to its Prospectus dated September 25, 1984, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in Limited Partnership Units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio. The Partnership continues to operate nine residential properties. One property was acquired by the lender through foreclosure in 1992 and one property was sold in 1995. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

The Partnership has no full-time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services for the Partnership's investment properties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner and NPI Equity. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                  Date of
Property                          Purchase        Type of Ownership           Use

Wood Creek Apartments               5/84    Fee ownership subject to      Apartment
  Mesa, Arizona                               first mortgage (1)          432 units

Plantation Creek Apartments         6/84    Fee ownership subject to      Apartment
  Atlanta, Georgia                           first mortgage (1)           484 units

Stoney Creek Apartments             6/85    Fee ownership subject to      Apartment
  Dallas, Texas                               first mortgage (1)          364 units

Four Winds Apartments               9/85    Fee ownership subject to      Apartment
  Overland, Kansas                            first mortgage (1)          350 units

Promontory Point Apartments         10/85   Fee ownership subject to      Apartment
  Austin, Texas                               first mortgage (1)          252 units

Cooper's Pointe Apartments          11/85   Fee ownership subject to      Apartment
  Charleston, South Carolina                  first mortgage (1)          192 units

Hampton Greens Apartments           12/85   Fee ownership subject to      Apartment
  Dallas, Texas                               first mortgage (1)          309 units

Autumn Run Apartments               6/86    Fee ownership subject to      Apartment
  Naperville, Illinois                        first mortgage (1)          320 units

Copper Mill Apartments              9/86    Fee ownership subject to      Apartment
  Richmond, Virginia                          first mortgage (1)          192 units


(1) Property is held by a limited partnership in which the Partnership owns a 100% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                          Gross
                         Carrying    Accumulated                          Federal
Property                  Value     Depreciation     Rate     Method     Tax Basis
                             (in thousands)                            (in thousands)
Wood Creek               $ 16,803      $ 7,740     5-30 yrs    S/L        $ 4,021
Plantation Creek           27,285       12,698     5-30 yrs    S/L          6,500
Stoney Creek               14,422        6,732     5-30 yrs    S/L          4,461
Four Winds                 17,080        7,139     5-30 yrs    S/L          5,438
Promontory Point           12,236        5,365     5-30 yrs    S/L          4,315
Cooper's Pointe             7,697        3,673     5-30 yrs    S/L          2,041
Hampton Greens             12,460        5,376     5-30 yrs    S/L          4,481
Autumn Run                 18,046        7,802     5-30 yrs    S/L          5,873
Copper Mill                 9,776        4,054     5-30 yrs    S/L          5,130
                         $135,805     $ 60,579                            $42,260

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             1999          Rate    Amortized     Date     Maturity (2)
                     (in thousands)                                   (in thousands)

Wood Creek              $12,430        7.93%      30 yrs     2/2006       $11,319
Plantation Creek         15,321        7.93%      30 yrs     2/2006        13,952
Stoney Creek              6,784        7.88%      30 yrs     1/2006         6,180
Four Winds                9,322        7.93%      30 yrs     2/2006         8,489
Promontory Point          3,942        7.04%      30 yrs     5/2008         3,442
Cooper's Pointe           4,090        7.88%      30 yrs     1/2006         3,725
Hampton Greens            5,581        7.88%      30 yrs     1/2006         5,084
Autumn Run                9,100        7.33%       (1)      11/2003         9,100
Copper Mill               5,870        7.88%      30 yrs     1/2006         5,347
  Total                 $72,440                                           $66,638

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                         Average Annual                 Average
                                          Rental Rates                 Occupancy
                                           (per unit)
 Property                             1999            1998         1999        1998
 Wood Creek                          $7,460          $7,393         94%         94%
 Plantation Creek                     9,119           8,889         95%         95%
 Stoney Creek (1)                     6,692           6,378         97%         94%
 Four Winds                           8,219           7,699         96%         97%
 Promontory Point                     7,670           7,383         96%         94%
 Cooper's Pointe                      7,436           6,963         95%         97%
 Hampton Greens (1)                   6,426           6,137         97%         93%
 Autumn Run                           9,546           9,244         95%         95%
 Copper Mill (2)                      8,472           8,675         96%         89%

(1)   Occupancy increased due to increased marketing efforts.

(2) Occupancy increased due to adjustment of the property's rental rates to better reflect the market condition.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                   1999                 1999
                                 Billing                Rate
                              (in thousands)
Wood Creek                         $193                1.17%
Plantation Creek                    313                3.95%
Stoney Creek                        263                2.58%
Four Winds                          175                1.05%
Promontory Point                    242                2.74%
Cooper's Pointe                      99                1.70%
Hampton Greens                      201                2.58%
Autumn Run                          319                6.44%
Copper Mill                          92                0.95%

Capital Expenditures

Wood Creek

The Partnership completed approximately $493,000 in capital expenditures at Wood Creek Apartments as of December 31, 1999, consisting primarily of floor covering replacements, parking lot improvements, major landscaping, plumbing improvements, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $129,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

The Partnership completed approximately $761,000 in capital expenditures at Plantation Creek Apartments as of December 31, 1999, consisting primarily of floor covering replacements, major landscaping, cable equipment, plumbing replacements, exterior painting, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $145,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stoney Creek

The Partnership completed approximately $169,000 in capital expenditures at Stoney Creek Apartments as of December 31, 1999, consisting primarily of floor covering replacements, major landscaping, exterior painting, pool enhancements, and building improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $109,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

The Partnership completed approximately $330,000 in capital expenditures at Four Winds Apartments as of December 31, 1999, consisting primarily of parking lot improvements, lighting fixture upgrades, roof replacements, structural improvements, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

The Partnership completed approximately $363,000 in capital expenditures at Promontory Point Apartments as of December 31, 1999, consisting primarily of structural improvements, roof replacements, interior decorating, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $75,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pointe

The Partnership completed approximately $176,000 in capital expenditures at Cooper's Pointe Apartments as of December 31, 1999, consisting primarily of parking lot improvements, plumbing replacements, major landscaping, roof replacements, light fixture upgrades, and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $57,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

The Partnership completed approximately $142,000 in capital expenditures at Hampton Greens Apartments as of December 31, 1999, consisting primarily of floor covering replacements, fencing, and appliance replacements. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $92,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

The Partnership completed approximately $267,000 in capital expenditures at Autumn Run Apartments as of December 31, 1999, consisting primarily of floor covering replacements, exterior painting, structural improvements, appliance replacements, and HVAC replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

The Partnership completed approximately $284,000 in capital expenditures at Cooper Mill Apartments as of December 31, 1999, consisting primarily of floor covering replacements, major landscaping, pool enhancements, structural improvements, roof replacements, appliance replacements, and grounds lighting. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $57,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units aggregating $82,848,000. The Partnership currently has 3,702 holders of record owning an aggregate of 82,848 Units. Affiliates of the Managing General Partner owned 40,538.50 units or 48.931% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98               $2,500 (1)           $27.79

       01/01/99 - 12/31/99               $7,685 (2)           $81.81


(1) Consists of $1,507,000 of cash from operations and $993,000 of cash from refinance proceeds (see "Item 6" for further details).

(2) Distribution was made from cash from operations (see "Item 6" for further details).

Future  cash  distributions  will  depend on the levels of cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 40,538.50 limited partnership units in the Partnership representing 48.931% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 1999, and December 31, 1998 was approximately $3,042,000 and $1,814,000, respectively. The increase in net income is due to increases in total revenues and the cumulative effect of a change in accounting principle (see discussion below) which was partially offset by an increase in total expenses. Income before extraordinary item and cumulative effect of a change in accounting principle was approximately
$2,410,000 for December 31, 1999 compared to approximately $1,842,000 for December 31, 1998.

The increase in total revenues for the year ended December 31, 1999, is due to increased rental income which was partially offset by a decrease in other income. The increase in rental income is primarily due to an increase in rental rates at all of the Partnership's rental properties, except Copper Mill, as well as increased occupancy at Copper Mill, Stoney Creek, and Hampton Greens
Apartments. Other income decreased primarily due to decreased interest income resulting from lower cash balances held in interest bearing accounts as a result of distributions made during 1999.

Total expenses for the year ended December 31, 1999, increased primarily due to increases in property tax expense, general and administrative expense, and depreciation expense partially offset by a decrease in operating expenses. Property tax expense increased primarily as a result of an increase in the assessment value of Plantation Creek Apartments and Promontory Point Apartments. Depreciation expense increased as a result of depreciable assets being placed into service at the Partnership's investment properties during the last twelve months and the change in accounting principle discussed below. Operating expenses decreased primarily as a result of a decrease in maintenance expenses at all of the properties. Maintenance expenses decreased primarily due to decreases in exterior beautification at Wood Creek, Plantation Creek, Stoney Creek, Promontory Point, and Four Winds.

The increase in general and administrative expense is primarily due to a litigation settlement previously discussed in the Partnership's Annual Report on Form 10-KSB as of December 31, 1998, and an increase in professional fees associated with managing the Partnership. Included in general and administrative expenses at both December 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase income before the change by approximately $75,000 ($0.80 per limited partnership unit). The cumulative effect adjustment of approximately $632,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $3,653,000 as compared to approximately $6,684,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents decreased approximately $3,031,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $3,039,000 of cash used in investing activities and approximately $8,380,000 of cash used in financing activities, which was partially offset by approximately $8,388,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and distributions made to the partners. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $868,500. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $72,440,000 has maturity dates ranging from November 1, 2003 to May 1, 2008, with balloon payments due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During  the  year  ended   December  31,  1999,  the   Partnership   distributed
approximately $7,685,000 (approximately $6,778,000 to the limited partners, $81.81 per limited partnership unit) from operations. During the year ended December 31, 1998, distributions from operations of approximately $1,507,000 (approximately $1,329,000 to the limited partners, $16.04 per limited partnership unit) and refinancing proceeds of approximately $993,000 (approximately $973,000 to the limited partners, $11.75 per limited partnership unit) was paid to the partners. Future cash distributions will depend on the levels of cash generated from operations, and the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 40,538.50 limited partnership units in the Partnership representing 48.931% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Century Properties Growth Fund XXII

We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                 $ 3,653
   Receivables and deposits                                                      713
   Restricted escrows                                                            981
   Other assets                                                                1,488
   Investment properties (Notes D & E):
      Land                                                    $ 14,396
      Buildings and related personal property                  121,409
                                                               135,805
      Less accumulated depreciation                            (60,579)       75,226

                                                                            $ 82,061

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $   316
   Tenant security deposit payable                                               357
   Accrued property taxes                                                      1,319
   Other liabilities                                                             935
   Mortgage notes payable (Note D)                                            72,440

Partners' (Deficit) Capital
   General partner                                            $ (7,893)
   Limited partners (82,848 units issued and
      outstanding)                                              14,587         6,694

                                                                            $ 82,061

           See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)

                                                           Years Ended December 31,
                                                               1999         1998
Revenues:
  Rental income                                              $21,474      $20,476
  Other income                                                 1,071        1,187
      Total revenues                                          22,545       21,663

Expenses:
  Operating                                                    7,422        7,715
  General and administrative                                     422          344
  Depreciation                                                 4,431        4,089
  Interest                                                     5,880        5,934
  Property taxes                                               1,980        1,739
      Total expenses                                          20,135       19,821

Income before extraordinary item and cumulative effect
  of a change in accounting principle                          2,410        1,842

Extraordinary loss on early extinguishment of debt                --          (28)

Income before cumulative effect on prior years of a change
  in accounting for the cost of exterior painting and
  major landscaping                                            2,410        1,814
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping (Note J)                                     632           --
Net income                                                   $ 3,042      $ 1,814

Net income allocated to general partner                       $ 359        $  214
Net income allocated to limited partners                       2,683        1,600
                                                             $ 3,042      $ 1,814
Per limited partnership unit:

Income before extraordinary item and cumulative effect
  of a change in accounting principle                        $ 25.65      $ 19.61
Extraordinary loss on early extinguishment of debt                --         (.30)
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping                                             6.73           --
Net income                                                   $ 32.38      $ 19.31

Distributions per limited partnership unit                   $ 81.81      $ 27.79

Proforma   amounts   assuming   the  new   accounting
   principle   was  applied retroactively:
   Net income                                                $ 2,410      $ 1,793
   Net income per limited partnership unit                   $ 25.65      $ 19.10

           See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            82,848        $ --      $82,848    $82,848

Partners' (deficit) capital at
   December 31, 1997                      82,848      $(7,361)    $19,384    $12,023

Distribution paid to partners                 --         (198)     (2,302)    (2,500)

Net income for the year
   ended December 31, 1998                    --          214       1,600      1,814

Partners' (deficit) capital

   at December 31, 1998                   82,848       (7,345)     18,682     11,337

Distributions paid to partners                --         (907)     (6,778)    (7,685)

Net income for the year ended
   December 31, 1999                          --          359       2,683      3,042

Partners (deficit) capital at
   December 31, 1999                      82,848      $(7,893)    $14,587    $ 6,694

           See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Year Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net income                                                    $ 3,042      $ 1,814
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   4,431        4,089
   Amortization of loan costs                                       213          209
   Extraordinary loss on early extinguishment of debt                --           28
   Gain on disposal of property                                      --          (70)
   Cumulative effect on prior years of change in
     accounting principle                                          (632)          --
   Change in accounts:
     Receivables and deposits                                     1,035         (329)
     Other assets                                                   (89)          23
     Accounts payable                                               111           11
     Tenant security deposit payable                                 15          (20)
     Accrued property taxes                                          83          308
     Other liabilities                                              179           57

        Net cash provided by operating activities                 8,388        6,120

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (54)         523
  Insurance proceeds from casualty                                   --          112
  Property improvements and replacements                         (2,985)      (1,281)

        Net cash used in investing activities                    (3,039)        (646)

Cash flows from financing activities
  Mortgage principal payments                                      (695)        (628)
  Repayment of mortgage note payable                                 --       (2,840)
  Proceeds from mortgage note payable                                --        4,000
  Loan costs paid                                                    --         (167)
  Distribution paid to partners                                  (7,685)      (2,500)

        Net cash used in financing activities                    (8,380)      (2,135)

Net (decrease) increase in cash and cash
  equivalents                                                    (3,031)       3,339

Cash and cash equivalents at beginning of year                    6,684        3,345
Cash and cash equivalents at end of year                        $ 3,653      $ 6,684

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 5,677      $ 5,725

           See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization:

Century Properties Growth Fund XXII (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1984, to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The Partnership operates nine apartment properties in seven states.

Principles of Consolidation:

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creed CPGF 22, L.P., Four Winds CPGF 22, L.P., Cooper's Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P. The partnership owns a 100% interest in each of these partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

Uses of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, Losses and Distributions:

Profits, gains, losses and distributions of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

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

Cash and Cash Equivalents:

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note J).

Replacement Reserve Escrow: The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 1999, the balance in these accounts is approximately $981,000, which includes interest.

Loan Costs:

Loan costs of approximately $2,059,000, less accumulated amortization of approximately $783,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

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

Investment Properties:

Investment properties consist of nine apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, or 1998.

Segment Reporting:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $372,000 and $345,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expense incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
   operating expense)                             $1,135      $1,085
Reimbursement for services of affiliates
   (included in operating, general and
   administrative expenses and investment
   Properties)                                       183         178
Partnership management incentive allocation
   (included in general partner deficit)             769         151

As part of the refinancing of Promontory Point Apartments (see "Note D"), the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the year ended December 31, 1998.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,135,000 and $1,085,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $183,000 and $178,000 for the years ended December 31, 1999 and 1998, respectively.

In accordance with the Partnership Agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 1999 and 1998 was approximately $769,000 and $151,000, respectively, and is included in distributions paid to the general partner.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 40,538.50 limited partnership units in the Partnership representing 48.931% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                       Principal      Monthly                             Principal
                       Balance At     Payment      Stated                  Balance
                      December 31,   Including    Interest   Maturity       Due At
      Property            1999        Interest      Rate       Date        Maturity
                           (in thousands)                               (in thousands)
Wood Creek              $12,430        $ 94        7.93%      2/2006       $11,319
Plantation Creek         15,321         116        7.93%      2/2006        13,952
Stoney Creek              6,784          51        7.88%      1/2006         6,180
Four Winds                9,322          71        7.93%      2/2006         8,489
Promontory Point          3,942          27        7.04%      5/2008         3,442
Cooper's Pointe           4,090          31        7.88%      1/2006         3,725
Hampton Greens            5,581          42        7.88%      1/2006         5,084
Autumn Run                9,100          56 (1)    7.33%     11/2003         9,100
Copper Mill               5,870          44        7.88%      1/2006         5,347
      Total             $72,440        $532                                $66,638

(1)   Interest only monthly payments

The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                               2000              $  756
                               2001                 818
                               2002                 884
                               2003              10,056
                               2004               1,034
                            Thereafter           58,892
                                                $72,440

Note E - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings        Net Cost
                                                         and Related      Capitalized
                                                           Personal      Subsequent to
       Description          Encumbrances       Land        Property       Acquisition
                           (in thousands)                               (in thousands)
Wood Creek                     $12,430        $ 2,130      $ 13,440         $ 1,233
Plantation Creek                15,321          2,653        20,827           3,805
Stoney Creek                     6,784          1,803        12,509             110
Four Winds                       9,322          1,363        14,288           1,429
Promontory Point                 3,942          1,690        10,129             417
Cooper's Pointe                  4,090            513         6,696             488
Hampton Greens                   5,581          2,086         9,474             900
Autumn Run                       9,100          1,462        14,957           1,627
Copper Mill                      5,870            933         8,061             782
          Total                $72,440        $14,633      $110,381         $10,791

                  Gross Amount At Which Carried
                       At December 31, 1999
                          (in thousands)
                            Buildings
                           And Related
                            Personal              Accumulated     Year of    Depreciable
   Description      Land    Property     Total    Depreciation  Construction Life-Years
                                                 (in thousands)
Wood Creek        $ 2,117   $ 14,686   $ 16,803     $ 7,740         1985        5-30
Plantation Creek    2,655     24,630     27,285      12,698         1978        5-30
Stoney Creek        1,689     12,733     14,422       6,732         1983        5-30
Four Winds          1,357     15,723     17,080       7,139         1987        5-30
Promontory Point    1,595     10,641     12,236       5,365         1984        5-30
Cooper's Pointe       510      7,187      7,697       3,673         1986        5-30
Hampton Greens      2,086     10,374     12,460       5,376         1986        5-30
Autumn Run          1,458     16,588     18,046       7,802         1987        5-30
Copper Mill           929      8,847      9,776       4,054         1987        5-30
      Total       $14,396   $121,409   $135,805     $60,579

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $132,188      $130,980
  Disposal of property                               --           (73)
  Property improvements                           2,985         1,281
  Cumulative effect on prior years of
   change in accounting principle                   632            --
Balance at end of year                         $135,805      $132,188

Accumulated Depreciation
Balance at beginning of year                   $ 56,148      $ 52,090
  Disposal of property                               --           (31)
  Additions charged to expense                    4,431         4,089
Balance at end of year                         $ 60,579      $ 56,148

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $134,542,000 and $131,557,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is approximately $92,282,000 and $87,193,000, respectively.

Note F - Distribution

During  the  year  ended   December  31,  1999,  the   Partnership   distributed
approximately $7,685,000 (approximately $6,778,000 to the limited partners, $81.81 per limited partnership unit) from operations. During the year ended December 31, 1998 the Partnership distributed approximately $2,500,000 (approximately $2,302,000 to the limited partners, $27.79 per limited partnership unit) of which approximately $1,507,000 (approximately $1,329,000 to the limited partners, $16.04 per limited partnership unit) from operations and approximately $785,000 (approximately $973,000 to the limited partners, $11.75 per limited partnership unit) from refinancing the mortgage encumbering Promontory Point.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    1999          1998
Net income as reported                             $3,042        $1,814
Add (deduct):
   Depreciation differences                          (658)         (858)
   Cumulative effect of a change in
     accounting principle                            (632)           --
   Change in prepaid rental                           152           289
   Other                                               28           167

Federal taxable income                             $1,932        $1,412
Federal taxable income per
     limited partnership unit                      $20.57       $ 15.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  1999
Net assets as reported                           $ 6,694
Land and buildings                                (1,263)
Accumulated depreciation                         (31,703)
Syndication                                       12,427
Other                                                587
Net liabilities - Federal tax basis             $(13,258)

Note H - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of nine apartment complexes in the Southeast, Midwest, and Southwest United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                     Residential       Other         Totals
Rental income                                $21,474         $  --        $21,474
Other income                                   1,048             23         1,071
Interest expense                               5,880             --         5,880
Depreciation                                   4,431             --         4,431
General and administrative expense                --            422           422
Cumulative effect on prior years of
  change in accounting principle                 632             --           632
Segment profit (loss)                          3,441           (399)        3,042
Total assets                                  81,745            316        82,061
Capital expenditures for investment
  properties                                   2,985             --         2,985



                  1998                     Residential       Other         Totals
Rental income                                $20,476         $  --        $20,476
Other income                                   1,102             85         1,187
Interest expense                               5,934             --         5,934
Depreciation                                   4,089             --         4,089
General and administrative expense                --            344           344
Extraordinary loss on early
  extinguishment of debt                          28             --            28
Segment profit (loss)                          2,073           (259)        1,814
Total assets                                  85,873          1,138        87,011
Capital expenditures for investment
  properties                                   1,281             --         1,281

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase income before the change by approximately $75,000 ($0.80 per limited partnership unit). The cumulative effect adjustment of approximately $632,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(Decrease) in      Per limited
                                        Net income          partnership unit
         First Quarter                   $(49,000)              $ (.52)
         Second Quarter                    33,000                  .35
         Third Quarter                     12,000                  .13
         Fourth Quarter                    79,000                  .84

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Century Properties Growth Fund XXII (the "Partnership" or the "Registrant") has no officers or directors. The general partner of the Partnership is Fox Partners IV, a California general partnership. The managing general partner of Fox Partners IV is Fox Capital Management Corporation, ("FCMC" or the "Managing General Partner").

The names and ages of, as well as the positions and offices held by, the present executive officers and director of FCMC are set forth below. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                  Entity                 Number of Units      Percentage

      Insignia Properties, L.P.             17,341.50          20.931%
        (an affiliate of AIMCO)
      IPLP Acquisition I, LLC                5,459.00           6.590%
        (an affiliate of AIMCO)
      Market Ventures LLC                       45.00            .050%
        (an affiliate of AIMCO)
      AIMCO Properties LP                   17,693.00          21.360%
        (an affiliate of AIMCO)

Insignia Properties LP, IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of approximately 48.931% of the Units, these affiliates, could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, these affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees                          $1,135      $1,085
Reimbursement for services of affiliates             183         178
Partnership management incentive allocation          769         151

As part of the refinancing of Promontory Point Apartments, the Partnership paid an affiliate of the Managing General Partner a broker's fee of $20,000 during the year ended December 31, 1998.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,135,000 and $1,085,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $183,000 and $178,000 for the years ended December 31, 1999 and 1998, respectively.

In accordance with the Partnership Agreement, the Managing General Partner is allocated a Partnership management incentive equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 1999 and 1998, was approximately $769,000 and $151,000, respectively, and is included in distributions paid to the general partner.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 40,538.50 limited partnership units in the Partnership representing 48.931% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTURY PROPERTIES GROWTH FUND XXII

                                    By:   FOX PARTNERS IV,
                                          Its General Partner

                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                       CENTURY PROPERTIES INCOME FUND XIX

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

2.1  NPI,  Inc.  Stock  Purchase  Agreement,   dated  as  of  August  17,  1995,
     incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

2.4 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT shown as Exhibit 2.1 in Current Report on Form 8-K dated October 1, 1998).

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

10.1 Promissory Note dated December 27, 1994 from Century Stoney Greens, L.P. to USL Capital Corporation ("USL") in the principal amount of $30,000,000 incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994

10.2 Form of Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement by CSG to Howard E. Schreiber, Trustee for the benefit of USL incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

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

10.5 Multifamily Note dated June 4, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for Autumn Run incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                      Exhibit 18



February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation
Managing General Partner of Century Properties Growth Fund XXII
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Century Properties Growth Fund XXII included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP