Form 10QSB
period 2000-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2000-08-11
CIK 740156

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,212
   Receivables and deposits                                                   1,826
   Restricted escrows                                                         1,105
   Other assets                                                               1,420
   Investment properties:
      Land                                                   $ 14,396
      Buildings and related personal property                 122,369
                                                              136,765
      Less accumulated depreciation                           (62,926)       73,839
                                                                           $ 79,402

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                        $    331
   Tenant security deposit liabilities                                          393
   Accrued property taxes                                                     1,128
   Other liabilities                                                            695
   Mortgage notes payable                                                    72,064

Partners' (Deficit) Capital

   General partner                                           $ (8,119)
   Limited partners (82,848 units issued and
      outstanding)                                             12,910         4,791
                                                                           $ 79,402

            See Accompanying Notes to Consolidated Financial Statements

b)


                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                    2000          1999          2000           1999
Revenues:                                      (restated)                   (restated)
  Rental income                   $  5,519      $  5,344     $  10,967     $  10,666
  Other income                         359           254           613           526
     Total revenues                  5,878         5,598        11,580        11,192

Expenses:
  Operating                          1,852         1,728         3,652         3,593
  General and administrative            85           119           174           211
  Depreciation                       1,195         1,111         2,366         2,189
  Interest                           1,459         1,474         2,913         2,952
  Property taxes                       483           470         1,022           943
     Total expenses                  5,074         4,902        10,127         9,888

 Income before cumulative
     effect of change in
     accounting principle              804           696         1,453         1,304

Cumulative effect on prior
     years of a change in
     accounting principle               --            --            --           632
Net income                        $    804      $    696     $   1,453     $   1,936

Net income allocated
  to general partner              $     94      $     83     $     171     $     229
Net income allocated
  to limited partners                  710           613         1,282         1,707
                                  $    804      $    696     $   1,453     $   1,936

Per limited partnership unit:

Income before cumulative
  effect                          $   8.57      $   7.40     $   15.47     $   13.87
Cumulative effect of a change
  in accounting principle               --            --            --          6.73
Net income                        $   8.57      $   7.40     $   15.47     $   20.60

Distribution per limited
  partnership unit                $  24.01      $     --     $   35.72     $   53.23

            See Accompanying Notes to Consolidated Financial Statements

c)

                        CENTURY PROPERTIES GROWTH FUND XXII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,848       $ --       $82,848      $82,848

Partners' (deficit) capital at
   December 31, 1999                  82,848     $(7,893)     $14,587      $ 6,694

Net income for the six months
   ended June 30, 2000                    --         171        1,282        1,453

Distributions to partners                 --        (397)      (2,959)      (3,356)

Partners' (deficit) capital at
   June 30, 2000                      82,848     $(8,119)     $12,910      $ 4,791

            See Accompanying Notes to Consolidated Financial Statements

d)

                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Six Months Ended
                                                                     June 30,

                                                                 2000         1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                    $ 1,453      $ 1,936
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,366        2,189
   Amortization of loan costs                                       103          107
   Cumulative effect of a change in accounting principle             --         (632)
   Change in accounts:
      Receivables and deposits                                   (1,113)         593
      Other assets                                                  (54)          30
      Accounts payable                                               15          (31)
      Tenant security deposit liabilities                            36            3
      Accrued property taxes                                       (191)        (256)
      Other liabilities                                            (240)          87
       Net cash provided by operating activities                  2,375        4,026

Cash flows from investing activities:

  Net deposits to restricted escrows                               (124)         (99)
  Property improvements and replacements                           (960)      (1,029)
       Net cash used in investing activities                     (1,084)      (1,128)

Cash flows from financing activities:

  Mortgage principal payments                                      (376)        (341)
  Distributions to partners                                      (3,356)      (5,000)
       Net cash used in financing activities                     (3,732)      (5,341)

Net decrease in cash and cash equivalents                        (2,441)      (2,443)

Cash and cash equivalents at beginning of period                  3,653        6,684
Cash and cash equivalents at end of period                      $ 1,212      $ 4,241

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 2,810      $ 2,845

            See Accompanying Notes to Consolidated Financial Statements

e)

                       CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Coopers Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P., in which the Partnership ultimately owns 100% interest in each of these partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six months ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three months ended June 30, 1999 by approximately $33,000 ($0.35 per limited partnership unit) and decreased income before the cumulative effect of the accounting change for the six months ended June 30, 1999 by approximately $16,000 ($0.17 per limited partnership unit). The cumulative effect adjustment of approximately $632,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $585      $561
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                       86        82
 Partnership management incentive allocation (included in
   general partner distribution)                                   336       500

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $585,000 and $561,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $86,000 and $82,000 for the six months ended June 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $336,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the six months ended June 30, 2000. During the six months ended June 30, 1999, approximately $500,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the six months ended June 30, 1999. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

AIMCO and its affiliates currently own 40,757.50 limited partnership units in the Partnership representing 49.196% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 49.196% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

Note D - Distribution

During the six months ended June 30, 2000, the Partnership distributed approximately $3,356,000 (approximately $2,959,000 to the limited partners or $35.72 per limited partnership unit) from operations. Subsequent to the six months ended June 30, 2000 a distribution was declared and paid in August 2000. Approximately $262,000 was paid to partners (approximately $231,000 to limited partners or $2.79 per limited partnership unit). During the six months ended June 30, 1999, the Partnership distributed approximately $5,000,000 (approximately $4,410,000 or $53.23 per limited partnership unit) from operations.

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

Segment information for the three and six months ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

   Three Months Ended June 30, 2000    Residential     Other     Totals
Rental revenue                           $ 5,519       $ --      $ 5,519
Other income                                 355            4        359
Interest expense                           1,459           --      1,459
Depreciation                               1,195           --      1,195
General and administrative expense            --           85         85
Segment profit (loss)                        885          (81)       804

    Six Months Ended June 30, 2000     Residential     Other     Totals
Rental revenue                           $10,967       $ --      $10,967
Other income                                 604            9        613
Interest expense                           2,913           --      2,913
Depreciation                               2,366           --      2,366
General and administrative expense            --          174        174
Segment profit (loss)                      1,618         (165)     1,453
Total assets                              79,098          304     79,402
Capital expenditures for investment
  properties                                 960           --        960

   Three Months Ended June 30, 1999    Residential     Other      Totals
                                                             (Restated)
Rental income                           $ 5,344       $ --      $ 5,344
Other income                                249            5        254
Interest expense                          1,474           --      1,474
Depreciation                              1,111           --      1,111
General and administrative expense           --          119        119
Segment profit (loss)                       810         (114)       696

   Six Months Ended June 30, 1999     Residential     Other      Totals
                                                             (Restated)
Rental income                           $10,666       $ --      $10,666
Other income                                511           15        526
Interest expense                          2,952           --      2,952
Depreciation                              2,189           --      2,189
General and administrative expense           --          211        211
Cumulative effect of a change in
  accounting principle                      632           --        632
Segment profit (loss)                     2,132         (196)     1,936
Total assets                             82,878          531     83,409
Capital expenditures for investment
  properties                              1,029           --      1,029

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Cooper's Pointe Apartments                    95%        97%
         North Charleston, South Carolina
      Copper Mill Apartments                        97%        96%
         Richmond, Virginia
      Four Winds Apartments                         95%        96%
         Overland Park, Kansas
      Autumn Run Apartments                         94%        95%
         Naperville, Illinois
      Plantation Creek Apartments                   94%        95%
         Atlanta, Georgia
      Wood Creek Apartments                         93%        94%
         Mesa, Arizona
      Promontory Point Apartments                   96%        96%
         Austin, Texas
      Hampton Greens Apartments                     96%        97%
         Dallas, Texas
      Stoney Creek Apartments                       97%        97%
         Dallas, Texas

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $1,453,000 as compared to approximately $1,936,000 (as restated) for the comparable period in 1999. The decrease in net income is primarily attributable to the cumulative effect of a change in accounting principle of approximately $632,000 recognized during the six months ended June 30, 1999. Income before the cumulative effect of a change in accounting principle was approximately $1,453,000 and $1,304,000 for the six months ended June 30, 2000 and 1999, respectively. The Partnership's net income for the three months ended June 30, 2000 was approximately $804,000 compared to approximately $696,000 (as restated) for the comparable period in 1999. The increase in income for the three and six month periods ended June 30, 2000 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses.

The increase in total expenses for the three and six months ended June 30, 2000, is primarily due to increases in operating, depreciation and property taxes expenses partially offset by a decrease in general and administrative expense. The increase in operating expenses is primarily due to an increase in insurance premiums during the three months ended June 30, 2000, as well as general increases in property and maintenance expenses at all of the Partnership's investment properties. The increase in depreciation expense is due to new depreciable assets being placed into service at the Partnership's properties during the past twelve months. The increase in property tax expense is due to an increase in assessed values at Plantation Creek, Stoney Creek, and Promontory Point. The decrease in general and administrative expense is primarily due to a decrease in legal expense, as the result of a legal settlement during the first quarter of 1999, and a decrease in professional expenses related to the administration of the Partnership. The increase in operating expense is due to an increase in insurance rate premiums. The increase in total revenues is due to an increase in rental and other income. Rental income increased due to increased rental rates at all of the Partnership's properties which more than offset the slight decrease in occupancy at six of the Partnership's nine investment properties and an increase in concessions offered at five investment properties. The increase in other income is primarily due to increases in laundry income at Plantation Creek, cable television income at Autumn Run and Hampton Greens and vending income and damage fees at Wood Creek.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six months ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three months ended June 30, 1999 by approximately $33,000 ($0.35 per limited partnership unit) and decreased income before the cumulative effect of the accounting change for the six months ended June 30, 1999 by approximately $16,000 ($0.17 per limited partnership unit). The cumulative effect adjustment of approximately $632,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Capital Resources and Liquidity

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,212,000 as compared to approximately $4,241,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased approximately $2,441,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $3,732,000 of cash used in financing activities and approximately $1,084,000 of cash used in investing activities, which was partially offset by approximately $2,375,000 of cash provided by operating activities. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and cash distributions made to the partners. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Cooper's Pointe

Approximately $190,000 has been budgeted for capital improvements during 2000 at Cooper's Pointe consisting primarily of interior decoration, appliance replacements, exterior painting, and floor covering replacements. The Partnership completed approximately $81,000 in capital expenditures at Cooper's Pointe Apartments as of June 30, 2000, consisting primarily of floor covering replacements, exterior painting, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $107,000 has been budgeted for capital improvements during 2000 at Copper Mill consisting primarily of carpet replacement, appliance replacements, and structural improvements. The Partnership completed approximately $44,000 in capital expenditures at Copper Mill Apartments as of June 30, 2000, consisting primarily of floor covering replacements, building improvements, and appliance replacement. These improvements were funded from replacement reserves and operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $224,000 has been budgeted for capital improvements during 2000 at Four Winds consisting primarily of plumbing enhancements, floor covering replacements, structural improvements, and air conditioning replacements. The Partnership completed approximately $133,000 in capital expenditures at Four Winds Apartments as of June 30, 2000, consisting primarily of floor covering replacements, major landscaping, structural and other improvements, HVAC condensing units, and appliance replacements. These improvements were funded from operating cash flow, and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $256,000 has been budgeted for capital improvements during 2000 at Autumn Run consisting primarily of appliance replacements, floor covering replacements, and structural improvements. The Partnership completed approximately $138,000 in capital expenditures at Autumn Run Apartments as of June 30, 2000, consisting primarily of plumbing improvements, floor covering replacements, electrical upgrades, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

Approximately $794,000 has been budgeted for capital improvements during 2000 at Plantation Creek consisting primarily of structural improvements, clubhouse renovations, plumbing enhancements, carpet replacement, and appliance replacements. The Partnership completed approximately $49,000 in capital expenditures at Plantation Creek Apartments as of June 30, 2000, consisting primarily of structural improvements, carpet replacements, submetering, and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

The Partnership is currently modifying the 2000 capital improvement budget for Wood Creek Apartments. The budget is anticipated to include amounts to cover the following capital improvement needs at the property: floor covering replacements, plumbing enhancements, air conditioning improvements, structural improvements, and roof replacements. The Partnership completed approximately $291,000 in capital expenditures at Wood Creek Apartments as of June 30, 2000, consisting primarily of structural improvements, floor covering replacements, interior and exterior building improvements, and plumbing fixtures. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $225,000 has been budgeted for capital improvements during 2000 at Promontory Point consisting primarily of structural improvements, appliance replacements, floor covering replacements, and air conditioning replacements. The Partnership completed approximately $134,000 in capital expenditures at Promontory Point Apartments as of June 30, 2000, consisting primarily of structural improvements, floor covering replacements, appliance replacements, parking lot improvements, pool improvements and structural and other improvements. These improvements were funded from replacement reserves and operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $103,000 has been budgeted for capital improvements during 2000 at Hampton Greens consisting primarily of floor covering replacements, appliance replacements, interior decoration, air conditioning replacements, and counter top replacements. The Partnership completed approximately $37,000 in capital expenditures at Hampton Greens Apartments as of June 30, 2000, consisting primarily of floor covering replacements, appliance replacements, and perimeter fencing. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stoney Creek

Approximately $116,000 has been budgeted for capital improvements during 2000 at Stoney Creek consisting primarily of floor covering replacements, interior decoration, air conditioning unit replacements, and counter top replacements. The Partnership completed approximately $53,000 in capital expenditures at Stoney Creek Apartments as of June 30, 2000, consisting primarily of structural improvements, floor covering replacements and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $72,064,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership distributed approximately $3,356,000 (approximately $2,959,000 to the limited partners or $35.72 per limited partnership unit) from operations. Subsequent to the six months ended June 30, 2000, a distribution was declared and paid in August 2000. Approximately $262,000 was paid to partners (approximately $231,000 to limited partners or $2.79 per limited partnership unit). During the six months ended June 30, 1999, the Partnership distributed approximately $5,000,000 (approximately $4,410,000 or $53.23 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 11, 2000