Form 10QSB
period 2000-09-20
CENTURY PROPERTIES GROWTH FUND XXII
filed 2000-11-14
CIK 740156

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                $ 2,644
   Receivables and deposits                                                   1,961
   Restricted escrows                                                           666
   Other assets                                                               1,397
   Investment properties:
      Land                                                   $ 14,396
      Buildings and related personal property                 123,261
                                                              137,657
      Less accumulated depreciation                           (64,118)       73,539
                                                                           $ 80,207
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  544
   Tenant security deposit liabilities                                          409
   Accrued property taxes                                                     1,509
   Other liabilities                                                            723
   Mortgage notes payable                                                    71,883

Partners' (Deficit) Capital
   General partner                                           $ (8,077)
   Limited partners (82,848 units issued and
      outstanding)                                             13,216         5,139
                                                                           $ 80,207

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                         2000         1999          2000          1999
Revenues:                                          (Restated)                  (Restated)
  Rental income                        $ 5,457       $ 5,397       $16,424       $16,063
  Other income                             432           299         1,045           825
     Total revenues                      5,889         5,696        17,469        16,888

Expenses:
  Operating                              1,996         1,956         5,648         5,549
  General and administrative                96            91           270           302
  Depreciation                           1,192         1,077         3,558         3,266
  Interest                               1,456         1,469         4,369         4,421
  Property taxes                           540           427         1,562         1,370
     Total expenses                      5,280         5,020        15,407        14,908

 Income before cumulative effect
  of change in accounting
  principle                                609           676         2,062         1,980
Cumulative effect on prior
  years of a change in accounting
  principle                                 --            --            --           632

Net income                              $  609         $ 676       $ 2,062       $ 2,612

Net income allocated to general
  partner                                $  72         $  80         $ 243         $ 308
Net income allocated to limited
  partners                                 537           596         1,819         2,304

Net income                              $  609         $ 676       $ 2,062       $ 2,612

Per limited partnership unit:
  Income before cumulative effect       $ 6.48        $ 7.19       $ 21.95       $ 21.08
  Cumulative effect on prior
    years of a change in
    accounting principal                    --            --            --          6.73

Net income                              $ 6.48       $  7.19       $ 21.95       $ 27.81

Distributions per limited
  partnership unit                      $ 2.79       $ 19.00       $ 38.50       $ 72.23

            See Accompanying Notes to Consolidated Financial Statements

c)

                        CENTURY PROPERTIES GROWTH FUND XXII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,848       $  --      $82,848      $82,848

Partners' (deficit) capital at
   December 31, 1999                  82,848     $(7,893)     $14,587      $ 6,694

Net income for the nine months
   ended September 30, 2000               --         243        1,819        2,062

Distributions to partners                 --        (427)      (3,190)      (3,617)

Partners' (deficit) capital at
   September 30, 2000                 82,848     $(8,077)     $13,216      $ 5,139

            See Accompanying Notes to Consolidated Financial Statements

d)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2000         1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                    $ 2,062      $ 2,612
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 3,558        3,266
     Loss on sale of equipment                                       21           --
     Amortization of loan costs                                     148          159
     Cumulative effect of a change in accounting principle           --         (632)
     Change in accounts:
      Receivables and deposits                                   (1,248)         293
      Other assets                                                  (57)          (8)
      Accounts payable                                              (20)          15
      Tenant security deposit liabilities                            52           10
      Accrued property taxes                                        190           11
      Other liabilities                                            (212)          34
         Net cash provided by operating activities                4,494        5,760

Cash flows from investing activities:
  Proceeds received from sale of equipment                          227           --
  Net withdrawals from (deposits to) restricted escrows             315         (258)
  Property improvements and replacements                         (1,871)      (1,933)
         Net cash used in investing activities                   (1,329)      (2,191)

Cash flows from financing activities:
  Mortgage principal payments                                      (557)        (518)
  Distributions to partners                                      (3,617)      (6,785)
         Net cash used in financing activities                   (4,174)      (7,303)

Net decrease in cash and cash equivalents                        (1,009)      (3,734)

Cash and cash equivalents at beginning of period                  3,653        6,684
Cash and cash equivalents at end of period                      $ 2,644      $ 2,950

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 4,222      $ 4,262

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                              $  248        $  --

            See Accompanying Notes to Consolidated Financial Statements

e)

                       CENTURY PROPERTIES GROWTH FUND XXII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine months ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three months ended September 30, 1999 by approximately $12,000 ($0.13 per limited partnership unit) and decreased income before the cumulative effect of the accounting change for the nine months ended September 30, 1999 by approximately $4,000 ($0.04 per limited partnership unit). The cumulative effect adjustment of approximately $632,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $880      $848
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                      131       132
 Partnership management incentive allocation (included in
   general partner distribution)                                   362       679

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $880,000 and $848,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $132,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $14,000 was accrued and included in other liabilities.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $362,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the nine months ended September 30, 2000. During the nine months ended September 30, 1999 approximately $679,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the nine months ended September 30, 1999. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 43,395.50 limited partnership units in the Partnership representing 52.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 52.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

Note D - Distribution

During the nine months ended September 30, 2000, the Partnership distributed approximately $3,617,000 (approximately $3,190,000 to the limited partners or $38.50 per limited partnership unit) from operations. Subsequent to September 30, 2000, a distribution was declared and paid of approximately $1,332,000 (approximately $1,175,000 to limited partners or $14.18 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership distributed approximately $6,785,000 (approximately $5,984,000 or $72.23 per limited partnership unit) from operations.

Note E - Loss on Sale of Equipment

During the three months ended September 30, 2000, the Partnership sold its cable equipment at Plantation Creek Apartments for approximately $227,000. At the time of the sale, the cable equipment had a book value, net of accumulated depreciation, of approximately $248,000 and the resulting loss on sale of approximately $21,000 and has been included in operating expenses.

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.


 Three Months Ended September 30, 2000   Residential     Other      Totals

Rental revenue                             $ 5,457       $   --    $ 5,457
Other income                                   430            2        432
Interest expense                             1,456           --      1,456
Depreciation                                 1,192           --      1,192
General and administrative expense              --           96         96
Segment profit (loss)                          703          (94)       609


  Nine Months Ended September 30, 2000   Residential     Other      Totals

Rental revenue                             $16,424       $   --    $16,424
Other income                                 1,034           11      1,045
Interest expense                             4,369           --      4,369
Depreciation                                 3,558           --      3,558
General and administrative expense              --          270        270
Segment profit (loss)                        2,321         (259)     2,062
Total assets                                79,915          292     80,207
Capital expenditures for investment
  Properties                                 2,119           --      2,119


 Three Months Ended September 30, 1999    Residential    Other      Totals
                                                     (Restated)
Rental income                               $ 5,397       $  --    $ 5,397
Other income                                    296           3        299
Interest expense                              1,469          --      1,469
Depreciation                                  1,077          --      1,077
General and administrative expense               --          91         91
Segment profit (loss)                           764         (88)       676


 Nine Months Ended September 30, 1999    Residential    Other      Totals
                                                    (Restated)
Rental income                              $16,063       $  --    $16,063
Other income                                   807          18        825
Interest expense                             4,421          --      4,421
Depreciation                                 3,266          --      3,266
General and administrative expense              --         302        302
Cumulative effect of a change in
  accounting principle                         632          --        632
Segment profit (loss)                        2,896        (284)     2,612
Total assets                                82,318          72      82,390
Capital expenditures for investment
  properties                                 1,933           --      1,933

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Cooper's Pointe Apartments                    95%        96%
         North Charleston, South Carolina
      Copper Mill Apartments                        97%        96%
         Richmond, Virginia
      Four Winds Apartments                         95%        96%
         Overland Park, Kansas
      Autumn Run Apartments                         94%        95%
         Naperville, Illinois
      Plantation Creek Apartments                   94%        96%
         Atlanta, Georgia
      Wood Creek Apartments                         94%        94%
         Mesa, Arizona
      Promontory Point Apartments                   96%        96%
         Austin, Texas
      Hampton Greens Apartments                     96%        97%
         Dallas, Texas
      Stoney Creek Apartments                       96%        97%
         Dallas, Texas

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $2,062,000 as compared to approximately $2,612,000 (as restated) for the comparable period in 1999. The decrease in net income is primarily attributable to the cumulative effect of a change in accounting principle of approximately $632,000 recognized during the nine months ended September 30, 1999. Income before the cumulative effect of a change in accounting principle was approximately $2,062,000 and $1,980,000 (as restated) for the nine months ended September 30, 2000 and 1999, respectively. The Partnership's net income for the three months ended September 30, 2000 was approximately $609,000 compared to approximately $676,000 (as restated) for the comparable period in 1999. The increase in income before the cumulative effect for the nine months ended September 30, 2000 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses. The decrease in income for the three months ended September 30, 2000 is primarily due to an increase in total expenses which was partially offset by an increase in total revenue.

The increase in total revenues is due to an increase in rental and other income. Rental income increased due to increased rental rates at all of the Partnership's investment properties which more than offset the slight decrease in occupancy at six of the Partnership's nine investment properties. The increase in other income is primarily due to increases in auxiliary services at the Partnership's investment properties.

The increase in total expenses for the three and nine months ended September 30, 2000, is primarily due to increases in depreciation, property tax, and operating expenses partially offset by a decrease in interest expense and, for the comparable nine month periods, general and administrative expense. The increase in depreciation expense is due to new depreciable assets being placed into service at the Partnership's properties during the past twelve months. The increase in property tax is due to an increase in assessed values at all properties except Woodcreek and Cooper Mill Apartments. The increase in operating expense is primarily due to increases in the general expenses of all the Partnership's investment properties. Interest expense decreased due to scheduled principal payment which reduced the carrying balance of the debt encumbering the property. The decrease in general and administrative expense for the nine months ended September 30, 2000 is primarily due to a decrease in legal expense, as the result of a legal settlement during the first quarter of 1999.

Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine months ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased income before the cumulative effect of the accounting change for the three months ended September 30, 1999 by approximately $12,000 ($0.13 per limited partnership unit) and decreased income before the cumulative effect of the accounting change for the nine months ended September 30, 1999 by approximately $4,000 ($0.04 per limited partnership unit). The cumulative effect adjustment of approximately $632,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Capital Resources and Liquidity

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $2,644,000 as compared to approximately $2,950,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased approximately $1,009,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $4,174,000 of cash used in financing activities and approximately $1,329,000 of cash used in investing activities, which was partially offset by approximately $4,494,000 of cash provided by operating activities. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and cash distributions made to the partners. Cash used in investing activities consists of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and proceeds received on the sale of equipment. The Partnership invests its working capital reserves in money market accounts.

During the three months ended September 30, 2000, the Partnership sold its cable equipment at Plantation Creek Apartments for approximately $227,000. At the time of the sale, the cable equipment had a book value, net of accumulated depreciation, of approximately $248,000 and the resulting loss on sale of approximately $21,000 and has been included in operating expenses.

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

Cooper's Pointe Apartments

Approximately $190,000 has been budgeted for capital improvements during 2000 at Cooper's Pointe Apartments consisting primarily of interior decoration, appliance replacements, exterior painting, and floor covering replacements. The Partnership completed approximately $136,000 in capital expenditures at Cooper's Pointe Apartments as of September 30, 2000, consisting primarily of floor covering replacements, exterior painting, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Copper Mill Apartments

Approximately $107,000 has been budgeted for capital improvements during 2000 at Copper Mill Apartments consisting primarily of carpet replacement, appliance replacements, and structural improvements. The Partnership completed approximately $92,000 in capital expenditures at Copper Mill Apartments as of September 30, 2000, consisting primarily of floor covering replacements, building improvements, and appliance replacement. These improvements were funded from replacement reserves and operating cash flows.

Four Winds Apartments

Approximately $224,000 has been budgeted for capital improvements during 2000 at Four Winds Apartments consisting primarily of plumbing enhancements, floor covering replacements, structural improvements, and air conditioning replacements. The Partnership completed approximately $472,000 of budgeted and unbudgeted capital expenditures at Four Winds Apartments as of September 30, 2000, consisting primarily of floor covering replacements, major landscaping, structural and other improvements, HVAC condensing units, plumbing enhancements, and appliance replacements. These improvements were funded from operating cash flow, and replacement reserves.

Autumn Run Apartments

Approximately $256,000 has been budgeted for capital improvements during 2000 at Autumn Run Apartments consisting primarily of appliance replacements, floor covering replacements, and structural improvements. The Partnership completed approximately $198,000 in capital expenditures at Autumn Run Apartments as of September 30, 2000, consisting primarily of structural and plumbing improvements, floor covering replacements, electrical upgrades, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Plantation Creek Apartments

Approximately $794,000 has been budgeted for capital improvements during 2000 at Plantation Creek Apartments consisting primarily of structural improvements, clubhouse renovations, plumbing enhancements, carpet replacement, and appliance replacements. The Partnership completed approximately $442,000 in capital expenditures at Plantation Creek Apartments as of September 30, 2000, consisting primarily of structural improvements, carpet replacements, submetering, and appliance replacements. These improvements were funded from operating cash flow.

Wood Creek Apartments

Approximately $202,000 has been budgeted for capital improvements during 2000 at Wood Creek Apartments consisting primarily of appliance and floor covering replacements, plumbing enhancements, air conditioning improvements, structural improvements, and roof replacements. The Partnership completed approximately $412,000 of budgeted and unbudgeted capital expenditures at Wood Creek Apartments as of September 30, 2000, consisting primarily of structural improvements, floor covering replacements, interior and exterior building improvements, and plumbing fixtures. These improvements were funded from operating cash flow.

Promontory Point Apartments

Approximately $225,000 has been budgeted for capital improvements during 2000 at Promontory Point Apartments consisting primarily of structural improvements, appliance replacements, floor covering replacements, and air conditioning replacements. The Partnership completed approximately $224,000 of budgeted and unbudgeted capital expenditures at Promontory Point Apartments as of September 30, 2000, consisting primarily of plumbing improvements, floor covering replacements, appliance replacements, pool improvements/structural and other improvements. These improvements were funded from replacement reserves and operating cash flow.

Hampton Greens Apartments

Approximately $103,000 has been budgeted for capital improvements during 2000 at Hampton Greens Apartments consisting primarily of floor covering replacements, appliance replacements, interior decoration, air conditioning replacements, and counter top replacements. The Partnership completed approximately $64,000 in capital expenditures at Hampton Greens Apartments as of September 30, 2000, consisting primarily of floor covering replacements, appliance replacements, and perimeter fencing. These improvements were funded from operating cash flow.

Stoney Creek Apartments

Approximately $116,000 has been budgeted for capital improvements during 2000 at Stoney Creek Apartments consisting primarily of floor covering replacements, interior decoration, air conditioning unit replacements and counter top replacements. The Partnership completed approximately $79,000 in capital expenditures at Stoney Creek Apartments as of September 30, 2000, consisting primarily of structural improvements, floor covering replacements and appliance replacements. These improvements were funded from operating cash flow.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $71,883,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership distributed approximately $3,617,000 (approximately $3,190,000 to the limited partners or $38.50 per limited partnership unit) from operations. Subsequent to September 30, 2000 a distribution was declared and paid of approximately $1,332,000 (approximately $1,175,000 to limited partners or $14.18 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership distributed approximately $6,785,000 (approximately $5,984,000 or $72.23 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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