Form 10KSB
period 2000-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2001-04-02
CIK 740156

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $23,318,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

General

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a
California general partnership. The managing general partner of FRI is NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date. The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties.

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

The Partnership has no full-time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services for the Partnership's investment properties.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner and NPI Equity. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2000.

                          Gross
                         Carrying    Accumulated                          Federal
Property                  Value     Depreciation     Rate     Method     Tax Basis
                             (in thousands)                            (in thousands)
Wood Creek               $ 17,329      $ 8,307     5-30 yrs    S/L        $  3,906
Plantation Creek           28,305       14,191     5-30 yrs    S/L           6,064
Four Winds                 17,755        7,782     5-30 yrs    S/L           5,395
Copper Mill                 9,881        4,395     5-30 yrs    S/L           4,846
Cooper's Pointe             7,864        3,947     5-30 yrs    S/L           1,782
Autumn Run                 18,299        8,450     5-30 yrs    S/L           5,343
Stoney Creek               14,530        7,181     5-30 yrs    S/L           3,986
Promontory Point           12,589        5,782     5-30 yrs    S/L           4,124
Hampton Greens             12,562        5,736     5-30 yrs    S/L           4,127

                         $139,114     $ 65,771                            $ 39,573

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             2000          Rate    Amortized     Date     Maturity (2)
                     (in thousands)                                   (in thousands)

Wood Creek              $12,269        7.93%      30 yrs     2/2006       $11,319
Plantation Creek         15,122        7.93%      30 yrs     2/2006        13,952
Four Winds                9,202        7.93%      30 yrs     2/2006         8,489
Copper Mill               5,793        7.88%      30 yrs     1/2006         5,347
Cooper's Pointe           4,036        7.88%      30 yrs     1/2006         3,725
Autumn Run                9,100        7.33%       (1)      11/2003         9,100
Stoney Creek              6,695        7.88%      30 yrs     1/2006         6,180
Promontory Point          3,899        7.04%      30 yrs     5/2008         3,442
Hampton Greens            5,508        7.88%      30 yrs     1/2006         5,084
  Total                 $71,624                                           $66,638

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.


Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                         Average Annual                 Average
                                          Rental Rates                 Occupancy
                                           (per unit)
 Property                             2000            1999         2000        1999
 Wood Creek                          $ 7,620        $ 7,460         94%         94%
 Plantation Creek                      9,574          9,119         94%         95%
 Four Winds                            8,567          8,219         95%         96%
 Copper Mill                           8,733          8,472         97%         96%
 Cooper's Pointe                       7,900          7,436         96%         95%
 Autumn Run                           10,075          9,546         94%         95%
 Stoney Creek                          6,926          6,692         96%         97%
 Promontory Point                      8,133          7,670         96%         96%
 Hampton Greens                        6,692          6,426         95%         97%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                   2000                 2000
                                 Billing                Rate
                              (in thousands)
Wood Creek                         $199                1.08%
Plantation Creek                    346                3.89%
Four Winds                          172                1.03%
Copper Mill                          90                0.94%
Cooper's Pointe                     100                1.70%
Autumn Run                          318                6.27%
Stoney Creek                        313                2.72%
Promontory Point                    244                2.46%
Hampton Greens                      236                2.72%

Capital Expenditures

Wood Creek

The Partnership completed approximately $527,000 in capital expenditures at Wood Creek Apartments during the year ended December 31, 2000, consisting primarily of air conditioning, floor covering and appliance replacements, plumbing enhancements, structural improvements and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $118,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

The Partnership completed approximately $862,000 in capital expenditures at Plantation Creek Apartments during the year ended December 31, 2000, consisting primarily of structural improvements, lighting upgrades, plumbing enhancements and floor covering, roof and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $133,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

The Partnership completed approximately $674,000 in capital expenditures at Four Winds Apartments during the year ended December 31, 2000, consisting primarily of plumbing, air conditioning, appliance and floor covering replacements, structural improvements and major landscaping. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $96,250. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

The Partnership completed approximately $104,000 in capital expenditures at Copper Mill Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $52,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pointe

The Partnership completed approximately $167,000 in capital expenditures at Cooper's Pointe Apartments during the year ended December 31, 2000, consisting primarily of appliance and floor covering replacements and exterior painting. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $52,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

The Partnership completed approximately $253,000 in capital expenditures at Autumn Run Apartments during the year ended December 31, 2000, consisting primarily of plumbing, appliance and floor covering replacements, electrical upgrades and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $88,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stoney Creek

The Partnership completed approximately $109,000 in capital expenditures at Stoney Creek Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $100,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

The Partnership completed approximately $352,000 in capital expenditures at Promontory Point Apartments during the year ended December 31, 2000, consisting primarily of appliance, plumbing and floor covering replacements, parking lot improvements and other enhancements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $69,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

The Partnership completed approximately $102,000 in capital expenditures at Hampton Greens Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements and exterior painting. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $84,975. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 3,421 holders of record owning an aggregate of 82,848 Units at December 31, 2000. Affiliates of the Managing General Partner owned 43,780.5 units or 52.84% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 as well as subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99                $7,685              $81.81
       01/01/00 - 12/31/00                 4,949               52.69
      Subsequent to 12/31/00               1,636               17.42

All distributions were made from cash from operations.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, the timing of debt maturities, property sales and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,780.5 limited partnership units in the Partnership representing 52.84% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 23, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $559 per Unit. Pursuant to this offer, AIMCO acquired an additional 751 units resulting in its total ownership being increased to 44,531.5 units or 53.75% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, affiliated holders are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2000 and December 31, 1999 was approximately $2,580,000 and $3,042,000, respectively. The decrease in net income is primarily attributable to the cumulative effect of a change in accounting principle of approximately $632,000 recognized during the year ended December 31, 1999. Income before the cumulative effect of a change in accounting principle was approximately $2,580,000 for December 31, 2000 compared to approximately $2,410,000 for December 31, 1999. The increase in income before the cumulative effect of a change in accounting principle is primarily due to an increase in total revenues which was partially offset by an increase in total expenses.

The increase in total revenues for the year ended December 31, 2000, is due to increased rental income and other income. The increase in rental income is primarily due to an increase in rental rates at all of the Partnership's rental properties offset by slight decreases in occupancy at five of the investment properties. Other income increased primarily due to increases in auxiliary services at the Partnership's investment properties and an increase in interest income due to higher average balances in interest bearing accounts.

Total expenses for the year ended December 31, 2000, increased primarily due to increases in depreciation, property tax and operating expenses partially offset by a decrease in general and administrative expense. Depreciation expense increased as a result of depreciable assets being placed into service at the Partnership's investment properties during 1999 and 2000 which are now being depreciated. Property tax expense increased primarily as a result of an increase in the assessed value of all properties except Four Winds and Cooper's Pointe Apartments. The increase in operating expense is primarily due to increases in advertising, maintenance and salary and related benefits at all the
Partnership's investment properties. General and administrative expenses decreased primarily due to a decrease in legal expense as a result of a legal settlement during the first quarter of 1999 as previously disclosed.

Included in general and administrative expenses at both December 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,765,000 as compared to approximately $2,650,000 at December 31, 1999, a decrease of approximately $885,000. The decrease in cash and cash equivalents is due to approximately $5,765,000 of cash used in financing activities and approximately $2,472,000 of cash used in investing activities, which was partially offset by approximately $7,352,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and distributions made to the partners. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders and proceeds received from the sale of equipment. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $796,125. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $71,624,000 has maturity dates ranging from November 1, 2003 to May 1, 2008, with balloon payments due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership distributed approximately $4,949,000 (approximately $4,365,000 to the limited partners or $52.69 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership distributed approximately $7,685,000 (approximately $6,778,000 to the limited partners or $81.81 per limited partnership unit) from operations. Subsequent to December 31, 2000, cash distributions were declared and paid from operations of approximately $1,636,000, of which approximately $1,443,000 was paid to the limited partners or $17.42 per limited partnership unit. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 2001 or subsequent periods.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,780.5 limited partnership units in the Partnership representing 52.84% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 23, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $559 per Unit. Pursuant to this offer, AIMCO acquired an additional 751 units resulting in its total ownership being increased to 44,531.5 units or 53.75% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, affiliated holders are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 7.     Financial Statements


CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Growth Fund XXII


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 23, 2001

                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $  1,765
   Receivables and deposits                                                    1,781
   Restricted escrows                                                            530
   Other assets                                                                1,255
   Investment properties (Notes D & E):
      Land                                                    $ 14,396
      Buildings and related personal property                  124,718
                                                               139,114
      Less accumulated depreciation                            (65,771)       73,343

                                                                            $ 78,674
Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $   371
   Tenant security deposit payable                                               400
   Accrued property taxes                                                      1,115
   Other liabilities                                                             839
   Mortgage notes payable (Note D)                                            71,624

Partners' (Deficit) Capital
   General partner                                            $ (8,173)
   Limited partners (82,848 units issued and
      outstanding)                                              12,498         4,325

                                                                            $ 78,674

           See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                               2000         1999
Revenues:
  Rental income                                              $21,947      $21,474
  Other income                                                 1,371        1,071
      Total revenues                                          23,318       22,545

Expenses:
  Operating                                                    7,669        7,422
  General and administrative                                     371          422
  Depreciation                                                 4,785        4,431
  Interest                                                     5,823        5,880
  Property taxes                                               2,090        1,980
      Total expenses                                          20,738       20,135

Income before cumulative effect of a change in
  accounting principle                                         2,580        2,410

Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping (Note I)                                      --          632

Net income                                                   $ 2,580      $ 3,042

Net income allocated to general partner                      $   304        $ 359
Net income allocated to limited partners                       2,276        2,683
                                                             $ 2,580      $ 3,042
Per limited partnership unit:
Income before cumulative effect of a change in
  accounting principle                                       $ 27.47      $ 25.65
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping                                               --         6.73

Net income                                                   $ 27.47      $ 32.38

Distributions per limited partnership unit                   $ 52.69      $ 81.81


           See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            82,848        $ --      $82,848    $82,848

Partners' (deficit) capital at
   December 31, 1998                      82,848      $(7,345)    $18,682    $11,337

Distributions paid to partners                --         (907)     (6,778)    (7,685)

Net income for the year
   ended December 31, 1999                    --          359       2,683      3,042

Partners' (deficit) capital
   at December 31, 1999                   82,848       (7,893)     14,587      6,694

Distributions paid to partners                --         (584)     (4,365)    (4,949)

Net income for the year ended
   December 31, 2000                          --          304       2,276      2,580

Partners' (deficit) capital at
   December 31, 2000                      82,848      $(8,173)    $12,498    $ 4,325

           See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 2,580      $ 3,042
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 4,785        4,431
     Bad debt                                                       166          156
     Loss on sale of equipment                                       21           --
     Amortization of loan costs                                     206          213
     Cumulative effect on prior years of change in
      accounting principle                                           --         (632)
     Change in accounts:
      Receivables and deposits                                     (231)        (124)
      Other assets                                                   27          (89)
      Accounts payable                                               55          111
      Tenant security deposit payable                                43           15
      Accrued property taxes                                       (204)          83
      Other liabilities                                             (96)         179

        Net cash provided by operating activities                 7,352        7,385

Cash flows from investing activities:
  Proceeds received from sale of equipment                          227           --
  Net withdrawals from (deposits to) restricted escrows             451          (54)
  Property improvements and replacements                         (3,150)      (2,985)

        Net cash used in investing activities                    (2,472)      (3,039)

Cash flows from financing activities
  Mortgage principal payments                                      (816)        (695)
  Distributions paid to partners                                 (4,949)      (7,685)

        Net cash used in financing activities                    (5,765)      (8,380)

Net decrease in cash and cash equivalents                          (885)      (4,034)

Cash and cash equivalents at beginning of year                    2,650        6,684
Cash and cash equivalents at end of year                        $ 1,765      $ 2,650

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 6,032      $ 5,677

           See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") is a California Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners. The Partnership operates nine apartment properties in seven states.

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

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, Losses and Distributions

Profits, gains, losses and distributions of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,506,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

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

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2000, the balance in these accounts is approximately $530,000, which includes interest.

Loan Costs

Loan costs of approximately $2,058,000, less accumulated amortization of approximately $988,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties

Investment properties consist of nine apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000, or 1999.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $417,000 and $372,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense.

Reclassifications

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $1,181      $1,135
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses and investment
  properties)                                        209         183
Partnership management incentive allocation
  (included in general partner deficit)              495         769

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,181,000 and $1,135,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $209,000 and $183,000 for the years ended December 31, 2000 and 1999, respectively.

In accordance with the Partnership Agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 2000 and 1999 was approximately $495,000 and $769,000, respectively, and is included in distributions paid to the general partner.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,780.5 limited partnership units in the Partnership representing 52.84% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 23, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $559 per Unit. Pursuant to this offer, AIMCO acquired an additional 751 units resulting in its total ownership being increased to 44,531.5 units or 53.75% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, affiliated holders are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' ability to influence voting decisions with respect to the Partnership.

Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal      Monthly                             Principal
                       Balance At     Payment      Stated                  Balance
                      December 31,   Including    Interest   Maturity       Due At
      Property            2000        Interest      Rate       Date        Maturity
                           (in thousands)                               (in thousands)
Wood Creek              $12,269        $ 94        7.93%      2/2006       $11,319
Plantation Creek         15,122         116        7.93%      2/2006        13,952
Four Winds                9,202          71        7.93%      2/2006         8,489
Copper Mill               5,793          44        7.88%      1/2006         5,347
Cooper's Pointe           4,036          31        7.88%      1/2006         3,725
Autumn Run                9,100          56 (1)    7.33%     11/2003         9,100
Stoney Creek              6,695          51        7.88%      1/2006         6,180
Promontory Point          3,899          27        7.04%      5/2008         3,442
Hampton Greens            5,508          42        7.88%      1/2006         5,084
      Total             $71,624        $532                                $66,638

(1)   Interest only monthly payments

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                               2001             $   756
                               2002                 880
                               2003              10,052
                               2004               1,029
                               2005               1,114
                            Thereafter           57,793
                                                $71,624

Note E - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings        Net Cost
                                                         and Related      Capitalized
                                                           Personal      Subsequent to
       Description          Encumbrances       Land        Property       Acquisition
                           (in thousands)                               (in thousands)
Wood Creek                     $12,269        $ 2,130      $ 13,440         $ 1,760
Plantation Creek                15,122          2,653        20,827           4,825
Four Winds                       9,202          1,363        14,288           2,104
Copper Mill                      5,793            933         8,061             887
Cooper's Pointe                  4,036            513         6,696             655
Autumn Run                       9,100          1,462        14,957           1,880
Stoney Creek                     6,695          1,803        12,509             218
Promontory Point                 3,899          1,690        10,129             769
Hampton Greens                   5,508          2,086         9,474           1,002
          Total                $71,624        $14,633      $110,381         $14,100


                  Gross Amount At Which Carried
                       At December 31, 2000
                          (in thousands)

                            Buildings
                           And Related
                            Personal              Accumulated     Year of    Depreciable
   Description      Land    Property     Total    Depreciation  Construction Life-Years
                                                 (in thousands)
Wood Creek        $ 2,117   $ 15,212   $ 17,329     $ 8,307         1985        5-30
Plantation Creek    2,655     25,650     28,305      14,191         1978        5-30
Four Winds          1,357     16,398     17,755       7,782         1987        5-30
Copper Mill           929      8,952      9,881       4,395         1987        5-30
Cooper's Pointe       510      7,354      7,864       3,947         1986        5-30
Autumn Run          1,458     16,841     18,299       8,450         1987        5-30
Stoney Creek        1,689     12,841     14,530       7,181         1983        5-30
Promontory Point    1,595     10,994     12,589       5,782         1984        5-30
Hampton Greens      2,086     10,476     12,562       5,736         1986        5-30
      Total       $14,396   $124,718   $139,114     $65,771

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $136,231      $132,188
  Property improvements and replacements          3,150         2,985
  Disposal of property                             (267)           --
  Cumulative effect on prior years of
   change in accounting principle                    --         1,058
Balance at end of year                         $139,114      $136,231

Accumulated Depreciation
Balance at beginning of year                   $ 61,005      $ 56,148
  Additions charged to expense                    4,785         4,431
  Disposal of property                              (19)           --
  Cumulative effect on prior years of
   change in accounting principle                    --           426
Balance at end of year                         $ 65,771      $ 61,005

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $137,428,000 and $134,542,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is approximately $97,855,000 and $92,282,000, respectively.

Note F - Distributions

During the year ended December 31, 2000, the Partnership distributed approximately $4,949,000 (approximately $4,365,000 to the limited partners or $52.69 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership distributed approximately $7,685,000 (approximately $6,778,000 to the limited partners or $81.81 per limited partnership unit) from operations. Subsequent to December 31, 2000, cash distributions were declared and paid from operations of approximately $1,636,000, of which approximately $1,443,000 was paid to the limited partners or $17.42 per limited partnership unit.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    2000          1999

Net income as reported                             $2,580        $3,042
Add (deduct):
   Depreciation differences                          (796)         (658)
   Cumulative effect of a change in
     accounting principle                              --          (632)
   Change in prepaid rent                            (151)          152
   Other                                              100            28

Federal taxable income                             $1,733        $1,932
Federal taxable income per limited
   partnership unit                                $18.45        $20.57

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2000

Net assets as reported                           $ 4,325
Land and buildings                                (1,686)
Accumulated depreciation                         (32,084)
Syndication                                       12,427
Other                                                544
Net liabilities - Federal tax basis             $(16,474)

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $76,000 and non-audit services (principally tax-related) of approximately $38,000.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                  Entity                 Number of Units      Percentage

      Insignia Properties, L.P.             17,341.5            20.93%
        (an affiliate of AIMCO)
      IPLP Acquisition I, LLC               20,935.0            25.27%
        (an affiliate of AIMCO)
      Market Ventures LLC                       45.0             0.05%
        (an affiliate of AIMCO)
      AIMCO Properties LP                    5,459.0             6.59%
        (an affiliate of AIMCO)

Insignia Properties LP, IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.
Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees                          $1,181      $1,135
Reimbursement for services of affiliates             209         183
Partnership management incentive allocation          495         769

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,181,000 and $1,135,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $209,000 and $183,000 for the years ended December 31, 2000 and 1999, respectively.

In accordance with the Partnership Agreement, the Managing General Partner is allocated a Partnership management incentive equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 2000 and 1999, was approximately $495,000 and $769,000, respectively, and is included in distributions paid to the general partner.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,780.5 limited partnership units in the Partnership representing 52.84% of the outstanding units as of December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 23, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $559 per Unit. Pursuant to this offer, AIMCO acquired an additional 751 units resulting in its total ownership being increased to 44,531.5 units or 53.75% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, affiliated holders are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

          None.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY PROPERTIES GROWTH FUND XXII


                                    By:   FOX PARTNERS IV,
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Managing General Partner


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


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                       CENTURY PROPERTIES GROWTH FUND XXII
                                  EXHIBIT INDEX



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

       3.4 Agreement of Limited Partnership,incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter
                  supplemented contained  in  the  Partnership's   Registration
                  Statement on Form S-11 (Reg. No. 2-79007).

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