Form 10QSB
period 2001-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2001-05-11
CIK 740156

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $ 1,747
   Receivables and deposits                                                   1,419
   Restricted escrows                                                           521
   Other assets                                                               1,210
   Investment properties:
      Land                                                   $ 14,396
      Buildings and related personal property                 125,234
                                                              139,630
      Less accumulated depreciation                           (66,983)       72,647
                                                                           $ 77,544
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 546
   Tenant security deposit liabilities                                          399
   Accrued property taxes                                                     1,064
   Other liabilities                                                            649
   Mortgage notes payable                                                    71,491

Partners' (Deficit) Capital
   General partner                                           $ (8,282)
   Limited partners (82,848 units issued and
      outstanding)                                             11,677         3,395
                                                                           $ 77,544




            See Accompanying Notes to Consolidated Financial Statements


b)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                          2001              2000
Revenues:
   Rental income                                         $5,477            $5,448
   Other income                                             350               254
   Casualty gain (Note D)                                    74                --
      Total revenues                                      5,901             5,702

Expenses:
   Operating                                              1,828             1,800
   General and administrative                               139                89
   Depreciation                                           1,246             1,171
   Interest                                               1,447             1,454
   Property taxes                                           534               539
      Total expenses                                      5,194             5,053

Net income                                                $ 707            $ 649

Net income allocated to general partner                   $ 84              $ 77
Net income allocated to limited partners                    623               572

                                                          $ 707            $ 649

Net income per limited partnership unit                  $ 7.52            $ 6.90

Distributions per limited partnership unit               $17.43            $11.71

            See Accompanying Notes to Consolidated Financial Statements


c)

                        CENTURY PROPERTIES GROWTH FUND XXII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $82,848

Partners' (deficit) capital at
   December 31, 2000                  82,848      $(8,173)     $12,498      $ 4,325

Net income for the three months
   ended March 31, 2001                   --           84          623          707

Distributions to partners                 --         (193)      (1,444)      (1,637)

Partners' (deficit) capital at
   March 31, 2001                     82,848      $(8,282)     $11,677      $ 3,395


            See Accompanying Notes to Consolidated Financial Statements

d)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                Three Months Ended
                                                                       March 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net income                                                     $ 707        $ 649
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,246        1,171
   Amortization of loan costs                                        53           52
   Casualty gain                                                    (74)          --
   Change in accounts:
      Receivables and deposits                                      362          (56)
      Other assets                                                   (8)          66
      Accounts payable                                              175           76
      Tenant security deposit liabilities                            (1)           3
      Accrued property taxes                                        (51)        (299)
      Other liabilities                                            (190)        (179)
       Net cash provided by operating activities                  2,219        1,483

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows               9          (88)
  Property improvements and replacements                           (580)        (614)
  Insurance proceeds received                                       104           --
       Net cash used in investing activities                       (467)        (702)

Cash flows used in financing activities:
  Mortgage principal payments                                      (133)        (191)
  Distributions to partners                                      (1,637)      (1,100)
       Net cash used in financing activities                     (1,770)      (1,291)

Net decrease in cash and cash equivalents                           (18)        (510)

Cash and cash equivalents at beginning of period                  1,765        3,653
Cash and cash equivalents at end of period                      $ 1,747      $ 3,143

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 984       $ 1,402

            See Accompanying Notes to Consolidated Financial Statements


e)

                       CENTURY PROPERTIES GROWTH FUND XXII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 2001 and 2000:

                                                                   2001    2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)         $300    $291
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                        58      42
 Partnership management incentive allocation (included in
   general partner deficit)                                         164     110

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $291,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $42,000 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $164,000 of Partnership management incentive allocation was paid along with the distribution from operations made during the three months ended March 31, 2001. During the three months ended March 31, 2000, approximately $110,000 of Partnership management incentive allocation was paid. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

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

AIMCO and its affiliates owned 44,531.50 limited partnership units (the "Units") in the Partnership representing 53.75% of the outstanding units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 53.75% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Distribution

During the three months ended March 31, 2001, the Partnership distributed approximately $1,637,000 (approximately $1,444,000 to the limited partners or $17.43 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership distributed approximately $1,100,000 (approximately $970,000 or $11.71 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership distributed approximately $1,038,000 (approximately $916,000 to the limited partners or $11.06 per limited partnership unit) from operations.

Note D - Casualty Gain

During the three months ended March 31, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated fixed assets being written off.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cooper's Pointe Apartments (1)                88%        95%
         North Charleston, South Carolina
      Copper Mill Apartments (2)                    98%        95%
         Richmond, Virginia
      Four Winds Apartments (3)                     90%        97%
         Overland Park, Kansas
      Autumn Run Apartments                         96%        95%
         Naperville, Illinois
      Plantation Creek Apartments                   91%        93%
         Atlanta, Georgia
      Wood Creek Apartments (4)                     97%        94%
         Mesa, Arizona
      Promontory Point Apartments (5)               94%        97%
         Austin, Texas
      Hampton Greens Apartments (3)                 90%        97%
         Dallas, Texas
      Stoney Creek Apartments (3)                   94%        98%
         Dallas, Texas

(1) The decrease in occupancy at Cooper's Point Apartments is due to a large number of military transfers out of the North Charleston area as well as tenants purchasing homes.
(2) The increase in occupancy at Copper Mill Apartments is due to a large company in the Richmond area hiring a significant number of new employees during the first quarter of 2001.
(3) The decreases in occupancy at Four Winds Apartments, Hampton Greens Apartments and Stoney Creek Apartments are due to increased competition in the complexes' respective areas.
(4) The increase in occupancy at Wood Creek Apartments is due to an improved maintenance program enticing tenants to renew their leases.
(5) The decrease in occupancy at Promontory Point Apartments is due to the loss of high technology jobs in the Austin area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $707,000 as compared to approximately $649,000 for the comparable period in 2000. The increase in net income is attributable to the increase in total revenues offset by an increase in total expenses. Total revenues increased due to an increase in rental revenue, other income and a casualty gain at Stoney Creek Apartments discussed below. Rental revenue increased due to increases in rental rates at all of the investment properties which more than offset the decrease in occupancy at six of the investment properties. Other income increased due to increases in utility reimbursements at all of the investment properties, corporate housing revenue at Copper Mill, and interest income at all of the investment properties.

During the three months ended March 31, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated fixed assets being written-off.

Total  expenses  increased  due to an increase in  depreciation  and general and
administrative   expenses.   Depreciation  expense  increased  due  to  property
improvements and replacements during the past twelve months.

General and administrative expenses increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as a result of an increase in professional fees associated with the administration of the
Partnership. Included in the general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $1,747,000 as compared to approximately $3,143,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased approximately $18,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $1,770,000 and $467,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $2,219,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds from a casualty at Stoney Creek Apartments. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and cash distributions made to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cooper's Pointe

Approximately $53,000 has been budgeted for capital improvements at Cooper's Pointe consisting primarily of appliance and floor covering replacements. The Partnership completed approximately $22,000 in capital expenditures at Cooper's Pointe Apartments as of March 31, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $86,000 has been budgeted for capital improvements at Cooper Mill consisting primarily of floor covering replacement and interior decoration. The Partnership completed approximately $14,000 in capital expenditures at Cooper Mill Apartments during the three months ended March 31, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $337,000 has been budgeted for capital improvements at Four Winds consisting primarily of appliance, floor covering and air conditioning replacements, and exterior painting. The Partnership completed approximately $39,000 in capital expenditures at Four Winds Apartments during the three months ended March 31, 2001, consisting primarily of floor covering replacements and appliance replacements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $88,000 has been budgeted for capital improvements at Autumn Run consisting primarily of appliance replacements, floor covering replacements and HVAC units. The Partnership completed approximately $14,000 in capital expenditures at Autumn Run Apartments during the three months ended March 31, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

Approximately $152,000 has been budgeted for capital improvements at Plantation Creek consisting primarily of structural improvements, clubhouse renovations, plumbing enhancements and floor covering and appliance replacements. The Partnership completed approximately $295,000 in capital expenditures at Plantation Creek Apartments during the three months ended March 31, 2001, consisting primarily of structural improvements, carpet and flooring replacements, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

Approximately $210,000 has been budgeted for capital improvements at Wood Creek consisting primarily of fencing enhancements, ground lighting, plumbing fixtures, air conditioning units and floor covering replacements. The Partnership completed approximately $96,000 in capital expenditures at Wood Creek Apartments during the three months ended March 31, 2001, consisting primarily of floor covering replacements and fencing. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $69,000 has been budgeted for capital improvements at Promontory Point consisting primarily of appliance, floor covering and air conditioning replacements. The Partnership completed approximately $23,000 in capital expenditures at Promontory Point Apartments during the three months ended March 31, 2001, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $174,000 has been budgeted for capital improvements at Hampton Greens consisting primarily of floor covering and appliance replacements, interior decoration and fencing. The Partnership completed approximately $52,000 in capital expenditures at Hampton Greens Apartments during the three months ended March 31, 2001, consisting primarily of floor covering replacements, interior decoration and water heaters. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stoney Creek

Approximately $209,000 has been budgeted for capital improvements at Stoney Creek consisting primarily of floor covering, air conditioning and counter top replacements and other improvements. The Partnership completed approximately $25,000 in capital expenditures at Stoney Creek Apartments during the three months ended March 31, 2001, consisting primarily of appliance replacements and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $71,491,000 is being amortized over varying periods with balloon payments due over periods ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership distributed approximately $1,637,000 (approximately $1,444,000 to the limited partners or $17.43 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership distributed approximately $1,100,000 (approximately $970,000 or $11.71 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership distributed approximately $1,038,000 (approximately $916,000 to the limited partners or $11.06 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 44,531.50 limited partnership units (the "Units") in the Partnership representing 53.75% of the outstanding units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 53.75% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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