Form 10QSB
period 2001-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2001-08-14
CIK 740156

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

                 For the quarterly period ended June 30, 2001


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
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $ 1,509
   Receivables and deposits                                                   1,427
   Restricted escrows                                                           468
   Other assets                                                               1,322
   Investment properties:
      Land                                                   $ 14,396
      Buildings and related personal property                 125,886
                                                              140,282
      Less accumulated depreciation                           (68,235)       72,047
                                                                           $ 76,773
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 614
   Tenant security deposit liabilities                                          381
   Accrued property taxes                                                     1,202
   Other liabilities                                                            742
   Mortgage notes payable                                                    71,290

Partners' (Deficit) Capital
   General partner                                           $ (8,383)
   Limited partners (82,848 units issued and
      outstanding)                                             10,927         2,544
                                                                           $ 76,773



         See Accompanying Notes to Consolidated Financial Statements


b)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2001         2000          2001        2000
Revenues:
  Rental income                           $ 5,450       $ 5,519      $10,927      $10,967
  Other income                                387           359          737          613
  Casualty gain                                --            --           74           --
     Total revenues                         5,837         5,878       11,738       11,580

Expenses:
  Operating                                 1,951         1,852        3,779        3,652
  General and administrative                  143            85          282          174
  Depreciation                              1,253         1,195        2,499        2,366
  Interest                                  1,440         1,459        2,887        2,913
  Property taxes                              547           483        1,081        1,022
     Total expenses                         5,334         5,074       10,528       10,127

Net income                                 $ 503         $ 804       $ 1,210      $ 1,453

Net income allocated to general
  partner                                   $ 59         $ 94         $ 143        $ 171
Net income allocated to limited
  partners                                    444           710        1,067        1,282

                                           $ 503         $ 804       $ 1,210      $ 1,453

Net income per limited partnership
  unit                                     $ 5.36       $ 8.57       $ 14.61      $ 15.47

Distributions per limited partnership
  unit                                    $ 14.41       $ 24.01      $ 31.84      $ 35.72

         See Accompanying Notes to Consolidated Financial Statements

c)

                     CENTURY PROPERTIES GROWTH FUND XXII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,848       $ --       $82,848      $82,848

Partners' (deficit) capital at
   December 31, 2000                  82,848     $(8,173)     $12,498      $ 4,325

Net income for the six months
   ended June 30, 2001                    --         143        1,067        1,210

Distributions to partners                 --        (353)      (2,638)      (2,991)

Partners' (deficit) capital at
   June 30, 2001                      82,848     $(8,383)     $10,927      $ 2,544


         See Accompanying Notes to Consolidated Financial Statements


d)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Six Months Ended
                                                                        June 30,
                                                                 2001         2000
Cash flows from operating activities:
  Net income                                                    $ 1,210      $ 1,453
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 2,499        2,366
     Amortization of loan costs                                     105          103
     Casualty gain                                                  (74)          --
     Change in accounts:
      Receivables and deposits                                      354       (1,113)
      Other assets                                                 (171)         (54)
      Accounts payable                                              243           15
      Tenant security deposit liabilities                           (19)          36
      Accrued property taxes                                         87         (191)
      Other liabilities                                             (97)        (240)
        Net cash provided by operating activities                 4,137        2,375

Cash flows from investing activities:
  Property improvements and replacements                         (1,234)        (960)
  Net withdrawals from (deposits to) restricted escrows              62         (124)
  Insurance proceeds received                                       104           --
        Net cash used in investing activities                    (1,068)      (1,084)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                     (334)        (376)
  Distributions to partners                                      (2,991)      (3,356)
        Net cash used in financing activities                    (3,325)      (3,732)

Net decrease in cash and cash equivalents                          (256)      (2,441)

Cash and cash equivalents at beginning of period                  1,765        3,653
Cash and cash equivalents at end of period                      $ 1,509      $ 1,212

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,787      $ 2,810

         See Accompanying Notes to Consolidated Financial Statements

e)

                       CENTURY PROPERTIES GROWTH FUND XXII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Stoney Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Coopers Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P. The Partnership owns a 100% interest in each of these partnerships, and it has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $600      $585
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                      110        86
 Partnership management incentive allocation (included in
   general partner distribution)                                   299       336

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $600,000 and $585,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $110,000 and $86,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $299,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the six months ended June 30, 2001. During the six months ended June 30, 2000, approximately $336,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

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

AIMCO and its affiliates owned 45,240.50 limited partnership units (the "Units") in the Partnership representing 54.61% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.61% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership distributed approximately $2,991,000 (approximately $2,638,000 to the limited partners or $31.84 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $3,356,000 (approximately $2,959,000 to the limited partners or $35.72 per limited partnership unit) from operations.

Note D - Casualty Gain

During the six months ended June 30, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated fixed assets being written off.

Note E - Subsequent Event

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,024,000 after payment of closing costs. The Partnership expects to recognize a gain of approximately $6,774,000 as a result of the sale during the third quarter. The Partnership used approximately $6,651,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership expects to recognize an extraordinary loss on early extinguishment of debt of approximately $952,000 as a result of unamortized loan costs being written off and a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property during the third quarter.

The following pro-forma information reflects the balance sheet and statements of operation of the Partnership as if Stoney Creek Apartments had been sold January 1, 2000 (in thousands, except unit data).

                                                    June 30, 2001
     Assets
        Cash and cash equivalents                      $ 1,389
        Other assets                                     2,733
        Fixed assets, net                               64,797
                                                       $68,919

     Liabilities and partners' capital
        Liabilities                                    $ 2,636
        Mortgage notes payable                          64,632
        Partners' capital                                1,651
                                                       $68,919

                                        Six Months Ended            Year Ended
                                  June 30, 2001  June 30, 2000   December 31, 2000

  Revenues                           $10,417        $10,327           $20,807
  Total expenses                       9,447          9,075            18,603

  Net income                          $ 970         $ 1,252           $ 2,204
  Net income per limited
    partnership unit                 $ 10.33        $ 13.33           $ 23.46

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cooper's Pointe Apartments (1)                88%        95%
         North Charleston, South Carolina
      Copper Mill Apartments                        97%        97%
         Richmond, Virginia
      Four Winds Apartments (2)                     92%        95%
         Overland Park, Kansas
      Autumn Run Apartments                         96%        94%
         Naperville, Illinois
      Plantation Creek Apartments (2)               90%        94%
         Atlanta, Georgia
      Wood Creek Apartments                         94%        93%
         Mesa, Arizona
      Promontory Point Apartments (3)               91%        96%
         Austin, Texas
      Hampton Greens Apartments (2)                 91%        96%
         Dallas, Texas
      Stoney Creek Apartments (2)                   94%        97%
         Dallas, Texas

(1) The decrease in occupancy at Cooper's Point Apartments is due to a large number of military transfers out of the North Charleston area as well as new home purchases by tenants.

(2) The decrease in occupancy at Four Winds Apartments, Plantation Creek Apartments, Hampton Greens Apartments and Stoney Creek Apartments are due to increased competition in the complexes' respective areas.

(3) The decrease in occupancy at Promontory Point Apartments is due to the loss of high technology jobs in the Austin area.


Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $1,210,000 as compared to approximately $1,453,000 for the comparable period in 2000. The decrease in net income is attributable to an increase in total expenses slightly offset by an increase in total revenues. Total expenses increased due to an increase in operating, depreciation, property tax and general and administrative expenses. Operating expense increased due to an increase in utilities, especially natural gas, and maintenance expense at the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements during the past twelve months especially at Four Winds, Wood Creek and Plantation Creek. Property tax expense increased due to an increase in the assessed values by the local taxing authority at Plantation Creek Apartments, Stoney Creek Apartments and Hampton Greens Apartments. General and administrative expense increased due to an increase in professional fees associated with the administration of the Partnership.

Total revenues increased due to an increase in other income and a casualty gain at Stoney Creek Apartments discussed below offset by a decrease in rental income. Other income increased due to increases in utility reimbursements at all of the investment properties, corporate housing revenue at Copper Mill, and interest income at all of the investment properties. Rental income decreased due to decreases in occupancy at six of the Partnership's investment properties.

During the six months ended June 30, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated fixed assets being written off.

The Partnership's net income for the three months ended June 30, 2001 was approximately $503,000 as compared to approximately $804,000 for the comparable period in 2000. The decrease in net income is attributable to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation, property tax and general and administrative expenses, as discussed above.

Total revenues decreased due to a decrease in rental income slightly offset by an increase in other income. The decrease in rental income was due to a decrease in occupancy at six of the Partnership's investment properties. Other income increased due to increases in utility reimbursements at all of the properties, corporate housing revenue at Copper Mill Apartments, and interest income at all of the investment properties.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $1,509,000 as compared to approximately $1,212,000 at June 30, 2000. Cash and cash equivalents decreased approximately $256,000 from December 31, 2000. The decrease in cash and cash equivalents is due to approximately $3,325,000 and $1,068,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $4,137,000 of cash provided by operating activities. Cash used in financing activities consists of cash distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consists of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds from a casualty at Stoney Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cooper's Pointe

Approximately $53,000 has been budgeted for capital improvements at Cooper's Pointe consisting primarily of appliance and floor covering replacements. The Partnership completed approximately $45,000 in capital expenditures at Cooper's Pointe Apartments during the six months ended June 30, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $86,000 has been budgeted for capital improvements at Copper Mill consisting primarily of floor covering replacement and interior decoration. The Partnership completed approximately $36,000 in capital expenditures at Copper Mill Apartments during the six months ended June 30, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $337,000 has been budgeted for capital improvements at Four Winds consisting primarily of appliance, floor covering and air conditioning replacements, and exterior painting. The Partnership completed approximately $328,000 in capital expenditures at Four Winds Apartments during the six months ended June 30, 2001, consisting primarily of exterior painting and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $88,000 has been budgeted for capital improvements at Autumn Run consisting primarily of appliance and floor covering replacements and HVAC units. The Partnership completed approximately $40,000 in capital expenditures at Autumn Run Apartments during the six months ended June 30, 2001, consisting primarily of floor covering replacements, interior decoration and HVAC units. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

Approximately $205,000 has been budgeted for capital improvements at Plantation Creek consisting primarily of structural improvements, clubhouse construction, plumbing enhancements and floor covering and appliance replacements. The Partnership completed approximately $348,000 on budgeted and unbudgeted capital expenditures at Plantation Creek Apartments during the six months ended June 30, 2001, consisting primarily of structural improvements, flooring and appliance replacements and clubhouse and swimming pool construction. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

Approximately $210,000 has been budgeted for capital improvements at Wood Creek consisting primarily of fencing enhancements, ground lighting, plumbing fixtures, air conditioning units and floor covering replacements. The Partnership completed approximately $134,000 in capital expenditures at Wood Creek Apartments during the six months ended June 30, 2001, consisting primarily of fencing enhancements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $74,000 has been budgeted for capital improvements at Promontory Point consisting primarily of appliance, floor covering and air conditioning replacements. The Partnership completed approximately $56,000 in capital expenditures at Promontory Point Apartments during the six months ended June 30, 2001, consisting primarily of air conditioning, floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $174,000 has been budgeted for capital improvements at Hampton Greens consisting primarily of floor covering and appliance replacements, interior decoration and fencing. The Partnership completed approximately $87,000 in capital expenditures at Hampton Greens Apartments during the six months ended June 30, 2001, consisting primarily of floor covering replacements, interior decoration, fencing and water heaters. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stoney Creek

Approximately $216,000 has been budgeted for capital improvements at Stoney Creek consisting primarily of floor covering, air conditioning and counter top replacements and other improvements. The Partnership completed approximately $160,000 in capital expenditures at Stoney Creek Apartments during the six months ended June 30, 2001, consisting primarily of appliance and floor covering replacements and roof replacements. These improvements were funded from operating cash flow and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $71,290,000 is being amortized over varying periods with balloon payments due ranging from November 2003 to May 2008. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership distributed approximately $2,991,000 (approximately $2,638,000 to the limited partners or $31.84 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $3,356,000 (approximately $2,959,000 to the limited partners or $35.72 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 45,240.50 limited partnership units (the "Units") in the Partnership representing 54.61% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.61% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.8, Contract of Sale between Registrant and Stoney Creek, LLC, a Texas Limited Liability Company, effective July 31, 2001, regarding the sale of Stoney Creek Apartments.

                  Exhibit 10.9, Amendment to Contract of Sale between Registrant and Stoney Creek, LLC, a Texas Limited Liability Company, effective July 31, 2001, regarding the sale of Stoney Creek Apartments.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CENTURY PROPERTIES GROWTH FUND XXII


                                    By:   FOX PARTNERS IV
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                           STONEY CREEK CPGF 22, L.P.,

                         a Delaware limited partnership






                                    AS SELLER





                                       AND

                            DALLAS CITY HOMES, INC.,

                         a Texas non-profit corporation





                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract" or the "Agreement") is entered into as of the 7th day of May, 2001(the "Effective Date") by and between STONEY CREEK CPGF 22, L.P., a Delaware limited partnership, having a principal address at 2000 South Colorado Blvd., Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller"), and DALLAS CITY HOMES, INC., a Texas non-profit corporation, having a principal address at 729 N. Bishop Avenue, Dallas, Texas 75208 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds fee title to the parcel or parcels of real estate located in Dallas County, Texas, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the land described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the "Closing Date" (as hereinafter defined) the Property will be conveyed by special warranty deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended uses of the Property, as Purchaser deems necessary and desirable.

                                    ARTICLE 1

                                  DEFINED TERMS

      1.1 Unless otherwise defined elsewhere herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this
ARTICLE 1 below.

            1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Texas.

            1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

            1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price (subject to adjustments provided for herein) for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

            1.1.4   "Deed" has the meaning given such term in Section 7.2.1.1.

            1.1.5 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit B, if any, attached hereto.

            1.1.6 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the Effective Date and used or usable in connection with any present or future occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller,
(ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or (iv) the property and equipment, if any, expressly identified in Exhibit C.

     1.1.7 "Improvements" means all buildings and improvements, located on the Land, taken "as is."

            1.1.8 "Land" means all of those certain tracts of land described on Exhibit A attached hereto, and all rights, privileges and appurtenances pertaining thereto.

            1.1.9 "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the Property or thereafter entered into as permitted in Section 6.5.

            1.1.10 "Management Contract" means the agreement(s) between Seller and Manager pertaining to the Land and Improvements.

     1.1.11 "Manager" means Insignia Residential Group of Texas, Inc., a Texas corporation, or one of its affiliates.

            1.1.12 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, but only to the extent transferable, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) Fixtures and Tangible Personal Property, (vi) Security Deposits, (vii) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (viii) refunds, rebates or other claims, or any interest therein, for periods or events occurring prior to the Closing Date, (ix) utility and similar deposits, (x) insurance or other prepaid items, (xi) Seller's proprietary books and records, and (xii) the Management Contract, except to the extent that Seller receives a credit on the closing statement for any such item. The term "Miscellaneous Property Assets" shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "STONEY CREEK APARTMENTS".

            1.1.13 "Mortgage" shall have the meaning given such term in Section 6.4.

          1.1.14 "Mortgagee" means the current holder of record of the Mortgage.

            1.1.15 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Lease.

            1.1.16 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

            1.1.17 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, Property Contracts, Leases, Security Deposits, Permits other than Excluded Permits, and the Miscellaneous Property Assets.

            1.1.18 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Leases.

            1.1.19 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.

            1.1.20 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property as set forth in Section 3.1.

            1.1.21 "Security Deposits" means all (i) prepaid rent held as security, (ii) security deposits and (iii) pet deposits, if any, held by Seller under any of the Leases.

            1.1.22 "Seller's Note Obligation" shall mean the promissory note or notes more particularly described on Schedule 1.1.22.

          1.1.24  "Survey"  shall have the meaning  ascribed  thereto in Section
          6.1.

            1.1.25 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease.

            1.1.26 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 3.1.1.

          1.1.27  "Title  Insurer"  shall have the  meaning set forth in Section
          6.1.

                                    ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

      2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                    ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

      3.1 The total purchase price ("Purchase Price") for the Property shall be Fourteen Million Five Hundred Thousand and No/100 Dollars ($14,500,000.00), which shall be paid by Purchaser, as follows:

            3.1.1 On or before the second (2nd) Business Day after the Effective Date, Purchaser shall deliver to Stewart Title Guaranty Company, 19800 Post Oak Boulevard, Suite 610, Houston, Texas 77056 ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Eleven Thousand Two Hundred and No/100 Dollars ($11,200.00), in cash (such sum being hereinafter referred to and held as the "Initial Deposit"). On or before one (1) Business Day following the last day of the Feasibility Period (and provided that this Agreement has not been terminated by Purchaser), Purchaser shall deposit into escrow with the Escrow Agent the additional sum of Sixteen Thousand Eight Hundred and No/100 Dollars ($16,800.00) (the "Additional Deposit"). As used herein, the term "Deposit" shall mean, collectively, the Initial Deposit and the Additional Deposit. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit D. Seller and Purchaser agree that the amount of One Hundred and No/100 Dollars ($100.00) shall be paid by Purchaser to Seller concurrently with the deposit into escrow of the Deposit, as consideration for Seller's execution and delivery of this Purchase Contract (the "Independent Contract Consideration"). The Independent Contract Consideration is independent of any other consideration or payment provided for in this Purchase Contract and, notwithstanding anything to the contrary herein, is non-refundable in all events.

            3.1.2 The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in an interest-bearing bank account acceptable to Seller and Purchaser at one or more federally insured national banking association(s) or such other investment as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.

            3.1.3 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for herein or by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date and the balance of the Purchase Price (subject to adjustments provided for herein) shall be paid by wire transfer to Escrow Agent not later than 5:00 p.m., Houston, Texas time, on the Business Day immediately prior to the date of Closing (in immediately available funds) which shall be disbursed by Escrow Agent to Seller in accordance with the instructions provided to Escrow Agent by Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to the termination of this Purchase Contract by Purchaser pursuant to ARTICLE 5, ARTICLE 6, ARTICLE 13 or
ARTICLE 15, or owing to the  failure of any  conditions  precedent  set forth in
Section 9.1, the Deposit shall be returned and refunded to Purchaser. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to the default of Seller or Purchaser, the Deposit shall be delivered to the appropriate party in accordance with the provisions of
ARTICLE 12 hereof.

            3.1.4 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                    ARTICLE 4

                                    FINANCING

      4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing. All costs and expenses incurred in connection with any financing of the acquisition of the Property by Purchaser pursuant to this Purchase Contract shall be solely the responsibility of Purchaser. Purchaser agrees that, to the extent that it seeks financing of any portion of the Purchase Price, it shall make an application to obtain financing, not later than five (5) Business Days following the Effective Date, provide evidence thereof to Seller and use diligent efforts to obtain such financing. It is specifically agreed that Seller shall not be obligated to prepay the Seller's Note Obligations until the Closing Date and then only from the proceeds of the Purchase Price. If the Closing Date shall be extended by Purchaser pursuant to the provisions of this Purchase Contract to a date beyond or prior to the first (1st) day of a calendar month, Purchaser shall pay any and all amounts or fees due and payable in connection with the prepayment of the Seller's Note Obligation (other than scheduled payments of principal, interest, escrows, and reserves due prior to the Closing
Date).

                                    ARTICLE 5

                               FEASIBILITY PERIOD

      5.1 Subject to the terms of Section 5.3 below, for thirty (30) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the
Property:

            5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

            5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

     5.1.3 To ascertain and confirm the suitability of the Property for Purchaser's intended use.

            5.1.4 To review all Materials (as defined in Section 5.5 below), at the offices of the Manager located at the Property, and to review and copy (at Purchaser's expense) Seller's books and records relating to the Property (other than Seller's proprietary information) and all Leases.

      5.2 Purchaser shall have the right to terminate this Purchase Contract for any reason, or no reason, by giving written Notice to Seller and Escrow Agent on or before 5:00 p.m. Houston, Texas time, on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's obligations under Section 5.3, and Escrow Agent shall promptly return the Deposit to Purchaser and Seller and Purchaser shall evenly divide the cancellation charges of the Escrow Agent and Title Insurer, if any. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser shall no longer have any right to terminate this Purchase Contract pursuant to this ARTICLE 5.

      5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in Seller's reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall exercise commercially reasonable efforts to minimize disruption to the Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain commercial general liability insurance with broad form contractual and personal injury liability endorsements with respect to Purchaser's activities on the Property pursuant to this Section 5.3, with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise. The provisions of this Section shall survive the Closing or termination of this Purchase Contract for a period of ninety (90) days from the Effective Date.

      5.4 Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

      5.5 Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of (a) Seller's form of residential lease agreement used at the Property, (b) all Property Contracts, (c) all engineering studies and environmental reports in Seller's possession which relate to the Property and were prepared for Seller by third parties, (d) a current rent roll for the Property, (e) copies of operating statements for calendar years ended 1999, 2000 and 2001 year to date (to the extent available), and (f) a loss history report issued by the Property's insurance carrier(s) for the period beginning January, 1999 to the Effective Date (if and to the extent available) (collectively, the "Materials"). If the sale of the Property is not closed by the Closing Date, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

      5.6 Seller shall provide to Purchaser and/or ARCS Commercial Mortgage ("ARCS") such authorizations as may be required by ARCS for ARCS to release to Purchaser (or provide to Purchaser a copy) the environmental and engineering reports held by ARCS with respect to the Property. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property.

                                    ARTICLE 6

                                      TITLE

      6.1 On or before ten (10) calendar days from the Effective Date, Seller shall cause to be delivered to Purchaser (a) a preliminary title report or commitment (the "Title Commitment") prepared by Stewart Title Guaranty Company (the "Title Insurer") to issue an Owner's Policy of Title Insurance (the "Title Policy") insuring title to the Property to be good and indefeasible in the amount of the Purchase Price, subject only to the Permitted Exceptions
(described below), together with legible copies of all instruments identified therein as exceptions, and (b) a survey of the Land and Improvements, prepared in accordance with and complying with the minimum requirements of ALTA, in a form, and certified as of a date satisfactory to the Title Insurer to delete standard survey exceptions from the Title Policy, except for any Permitted Exceptions, and (i) showing all improvements, recorded easements (to the extent locatable), set back lines and such other matters shown as exceptions by the Title Commitments; (ii) showing the right of way for all adjacent public streets; (iii) specifically disclosing whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (iv) containing a perimeter legal description of the Property; (v) certified to Purchaser, Seller and Title Insurer as being true and correct; and (vi) certifying the legal description set forth therein as describing the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract (the "Survey"). On or before ten (10) days following Purchaser's receipt of the Title Commitment, the documents of record reflected therein, and the Survey, Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any conditions of title subject to which Purchaser is not obligated to take the Property pursuant to the provisions of this Purchase Contract (the "Objections"), separately specifying and setting forth each such Objection. Seller shall have no obligation to cure any Objection, but may extend the Closing Date for up to an additional thirty
(30) days to cure any such matter. If Seller gives Purchaser notice (the "Response Notice") that Seller is unable or unwilling to cure any Objection set forth in the Objection Notice, or if Seller fails to or does not give Purchaser a Response Notice, Purchaser may, as its exclusive remedy, elect by written notice to Seller, within five (5) Business Days after the Objection Notice is given, either (a) to accept title as reflected in the Title Commitment (subject, however, to the provisions of Section 6.4 below), or (b) to terminate this Purchase Contract in which event the Deposit shall be returned to Purchaser. If Purchaser fails to give notice of its election to terminate this Agreement within such five (5) Business Day period, Purchaser shall be deemed to have waived such Objections and to have elected to proceed to close the transactions contemplated by this Purchase Contract.

      6.2 All matters disclosed on the Title Commitment which are not objected to in the Objection Notice as timely delivered or which are waived or deemed waived by Purchaser pursuant to the provisions of Section 6.1 above, and any matter affecting title to the Property, even though not reflected in the Title Commitment if the Title Insurer will insure Purchaser's title clear of the matter or will insure against the enforcement of such matter, shall be deemed to be Permitted Exceptions, other than (a) the Mortgage, (b) unpaid liens for real estate and personal property taxes for years prior to the fiscal year in which the Closing Date occurs and (c) any other matter which Seller is obligated to pay and discharge at the Closing under this Purchase Contract, and the amount thereof chargeable to Seller, plus interest and penalties thereon, if any, shall be deducted from the Purchase Price on the Closing Date and paid to the Title Insurer for the payment of such matters. The Deed shall be subject to the Permitted Exceptions.

      6.3 Seller agrees that Purchaser shall be provided with, and that Seller shall be responsible for payment of the basic premium for the issuance of, the Title Policy to be issued to Purchaser by the Title Insurer at Closing, which shall be issued to Purchaser at Closing subject only to the Permitted Encumbrances and standard printed exceptions as contained in a standard form owner policy of title insurance, provided, however, that the rights of parties in possession exception shall be limited to those parties holding under written leases, and the exceptions pertaining to taxes shall be limited to the year in which the Closing occurs and subsequent taxes and assessments for prior years due to change in use or ownership. Purchaser agrees that it shall be solely responsible for payment of all costs, fees and premiums related to all endorsements or amendments of the standard policy.

      6.4 Notwithstanding the foregoing, any deeds of trust and/or mortgages (including any and all mortgages which secure the Seller's Note Obligations) against the Property (whether one or more, the "Mortgage") shall not be deemed Permitted Exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at or before Closing.

      6.5 Seller covenants that from the Effective Date until the Closing Date it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date, other than (a) Leases entered into in the ordinary course of business for terms of not less than six
(6) months nor more than twelve (12) months and for a monthly rental and other terms and conditions as are similar to those currently offered to tenants under existing Leases for units of similar size and type, and (b) Property Contracts which are terminable on not more than thirty (30) days prior written notice; any such monetary lien or encumbrance so attaching by voluntary act of Seller (hereinafter, a "Voluntary Intervening Lien") shall be discharged by the Seller at or prior to Closing on the Closing Date or any extended Closing Date. Except as expressly provided in this ARTICLE 6, Seller shall not be required to undertake efforts to remove any Objection or other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding, and Seller may elect not to discharge the same; provided, however, if any lien or encumbrance (other than a Voluntary Intervening Lien) attaches to the Property between the date of this Purchase Contract and the Closing Date, Seller shall be required to satisfy or discharge said lien or encumbrance at or prior to the Closing, provided that Seller shall not be required to expend more than $50,000 in connection with such satisfaction or discharge. If the amount required to satisfy or discharge such lien or encumbrance exceeds $50,000, Purchaser shall have the option of either (a) paying the excess amount over $50,000 required to satisfy or discharge such lien, and proceeding to the Closing, or (b) terminating this Purchase Contract, in which case, the Deposit shall be returned and refunded to Purchaser and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3 of this Purchase Contract. Seller shall have no option to terminate this Purchase Contract if Purchaser has elected to pay the amount in excess of $50,000 to satisfy or discharge such lien or encumbrance.

      6.6 Seller shall be responsible for the costs of the Survey provided by it pursuant to Section 6.1 (including the cost of one update thereof to a current date), provided, however, that all costs of any changes to the Survey required by Purchaser or its lender shall be paid by Purchaser. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the Deed.


                                    ARTICLE 7

                                     CLOSING

          7.1 Date, Place Of Closing, Prorations, Delinquent Rent and Closing Costs.

            7.1.1 The Closing shall occur on July 2, 2001, provided, however, that Purchaser may extend the Closing Date (a) to August 1, 2001, if, (i) not later than the last day of the Feasibility Period, Purchaser has provided Notice to Seller that it has initiated the financing of its acquisition of the Property (the "Financing") and is diligently pursuing the consummation thereof, and (ii) not later than three (3) Business Days prior to the Closing Date, Purchaser provides Notice to Seller that, after diligent efforts, Purchaser will be unable to consummate the Financing as of the Closing Date and desires to extend the Closing Date to August 1, 2001 in order to satisfy the requirements of and obtain the Financing, and/or (b) to the first Business Day of the next calendar month following the Closing Date (as the same may be extended pursuant to the provsions of subsection (a) preceding) if Seller is unable to satisfy Section
9.1.6 hereof and all other  conditions  to Closing  contained in Section 9.1 and
Section 9.2 have been satisfied, or are capable of being satisfied, as of the Closing Date (or the extended Closing Date). The Closing shall occur through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

            7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than first calendar day of the succeeding month to satisfy a condition to Closing to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

            7.1.3 All normal and customarily proratable items, including, without limitation, rents and other income from the Property ("Rents"), operating expenses, fees payable to governmental authorities and personal property taxes, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied Security Deposits, if any, shall be transferred by Seller to Purchaser at the Closing or Purchaser shall be given a credit therefor against the Purchase Price, as Seller may elect. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below). Rents and all related charges shall be prorated based on actual collections as of the Closing Date.

            7.1.4 If any of the items subject to proration  hereunder  cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until six (6) months after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

            7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after Closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. The provisions of this Section 7.1.5 shall apply during the Proration Period.

            7.1.6 Seller shall pay the cost of all transfer taxes (e.g., excise stamp taxes) and Purchaser shall pay the cost of all recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees but not any other fees and charges of the Title Insurer. Each party shall be responsible for the payment of its own attorneys' fees.

      7.2   Items To Be Delivered Prior To Or At Closing.

            7.2.1 Seller. At Closing, Seller shall deliver to Escrow Agent (for delivery to Purchaser upon the consummation of the Closing), each of the following items, as applicable:

                  7.2.1.1 Special Warranty Deed in the form attached as Exhibit E (the "Deed"). The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

                  7.2.1.2 A Bill of Sale without recourse or warranty in the form attached as Exhibit F, covering all Property Contracts, Leases, Security Deposits, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, from and after the Closing Date, of Seller's obligations thereunder.

                  7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit G of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, from and after the Closing Date, of Seller's obligations thereunder.

                  7.2.1.4  A closing statement executed by Seller.

                  7.2.1.5 A title affidavit or, at Seller's option, an indemnity, as applicable, in the customary form reasonably acceptable to Seller and Title Insurer to enable Title Insurer to delete the standard exceptions to the title insurance policy to be issued pursuant to the Title Commitment (the "Title Policy") (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing); provided that such affidavit does not subject Seller to any greater liability, or impose and additional obligations, other than as set forth in this Purchase Contract.

                  7.2.1.6  A  certification  of  Seller's   non-foreign   status
pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

                  7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

                  7.2.1.8  Evidence that  the Management   Agreement   has  been
terminated.

                  7.2.1.9 A rent roll for the Property, updated to the Closing Date and certified by Seller but limited to Seller's knowledge, listing the monthly base rent payable, lease expiration date and unapplied Security Deposits for each Lease.

                  7.2.1.10 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction.

                  7.2.1.11 To the extent in Seller's possession or control, originals or copies of the Leases, Property Contracts, Permits (other than Excluded Permits), lease files, warranties, guaranties, operating manuals, keys to the Property and Seller's books and records (other than proprietary information) regarding the Property.

            7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement or delivery to Seller upon Closing) the following items with respect to the Property being conveyed at such Closing:

                  7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

                  7.2.2.2  A closing statement executed by Purchaser.

                  7.2.2.3 A countersigned counterpart of the Bill of Sale in the form attached as Exhibit F.

                  7.2.2.4 A countersigned counterpart of the Assignment in the form attached as Exhibit G.

                  7.2.2.5 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                  7.2.3 Notice to Tenants. At Closing, Seller and Purchaser shall execute and deliver a letter, dated as of the date of Closing and addressed to all Tenants, informing such Tenants of the transfer of the Property and the assignment of the Leases to Purchaser, together with an instruction to pay all amounts due or to become due under the Leases to Purchaser, including an acknowledgment by Purchaser of receipt of all security deposits (specifying the exact dollar amount of the security deposit) and that Purchaser is responsible for the Tenant's security deposit, and in compliance with Section 92.105 of the Texas Property Code. The letter shall be in the form of Exhibit H attached hereto.

            7.3 Related Purchase Contracts. Contemporaneously with the execution of this Purchase Contract, Purchaser is entering into separate purchase contract (the "Related Contract") to purchase the additional property listed on Schedule
7.3 (the "Related Property") from the seller listed on Schedule 7.3 (the "Related Seller"). Notwithstanding that separate contracts are being entered into for the sale and purchase of the Property and the Related Property, it is the intent of Seller and Purchaser that the Property and the Related Property be purchased, and the closing of such sales and purchases occur, concurrently. Accordingly, in the event that the Related Contract is terminated or cancelled by Purchaser for any reason, or if Purchaser shall be in default under the Related Contract for any reason, then Seller shall have the right, but not the obligation, to terminate this Purchase Contract, and Seller shall have the right to delivery of the Deposit pursuant to the provisions of ARTICLE 12 hereof; otherwise, Purchaser shall have the right to a return of the Deposit unless Seller is otherwise entitled to the delivery thereof pursuant to the other provisions of this Purchase Contract. In the event that Related Seller shall be in default under any purchase contract for the Related Property, Purchaser shall have the right, but not the obligation, to terminate this Purchase Contract, and Purchaser shall have the right to a return of the Deposit or to otherwise treat such default as a default under this Purchase Contract in accordance with the provisions of ARTICLE 12 hereof. Any default under the Related Contract shall be deemed a default under this Purchase Contract unless expressly waived in writing by the non-defaulting party.

                                    ARTICLE 8

         REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER

      8.1   Representations, Warranties and Covenants Of Seller.

            8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

                  8.1.1.1 Seller is lawfully and duly organized, and, if applicable, in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property.

                  8.1.1.2 Seller owns indefeasible fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the right to terminate this Purchase Contract as provided in Section 6.1 and receive a return of the Deposit, and Seller shall have no other liability as a result thereof other than such liability as may exist after Closing under the covenant of title contained in the Deed).

                  8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the right to terminate this Purchase Contract as provided in Section 6.1 and receive a return of the Deposit, and Seller shall have no other liability as a result thereof, either before or after Closing).

                  8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations under this Purchase Contract, and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder.

                  8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended.

                  8.1.1.6  To   Seller's   knowledge,   there  are  no  actions,
proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable.

                  8.1.1.7 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable.

                  8.1.1.8 To Seller's knowledge, Seller has not received any written notice of any proposed taking, condemnation or special assessment with respect to the Property.

                  8.1.1.9 To Seller's knowledge, Seller has not received any written notice of any uncured violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property.

                  8.1.1.10 To Seller's knowledge, Seller has not received any written notice of any default by Seller under any of the Property Contracts that will not be terminated on the Closing Date.

                  8.1.1.11 Until the Closing Date, Seller agrees to (a) maintain its existing insurance policies covering the Property in full force and effect through the Closing Date, (b) continue to maintain and operate the Property in substantially the same manner as Seller has been operating the Property immediately prior to the Effective Date, and (c) cause any of the units on the Property that are vacant as of three (3) days prior to the Closing Date to be in "make ready" condition on the Closing Date.

                  8.1.1.12 To Seller's knowledge, all documents relating to the Property that are delivered by Seller to Purchaser in connection with this Purchase Contract, are true, correct and complete in all material respects, and none contain any untrue statement of a material fact or omit to state a material fact.

            8.1.2 Except for the  representations  and warranties  expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed and the representations set forth in this ARTICLE 8). If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases
Seller from any and all claims and liabilities relating to the foregoing matters.

            8.1.3 Seller agrees that Purchaser shall be entitled to rely on the foregoing representations and warranties made by Seller herein and that Purchaser has so relied. Seller and Purchaser agree that those representations and warranties contained in Section 8.1 shall survive Closing for a period of one (1) year (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to the representations and warranties contained herein except to the extent that Purchaser has filed a lawsuit against Seller during the Survival Period for breach of any representation or warranty. In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.

            8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to (a) Harry Alcock, or (b) Dee Hiller, of Manager, who is responsible for the day to day management of the Property.

      8.2   Representations And Warranties Of Purchaser

            8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

                  8.2.1.1 Purchaser is a non-profit corporation duly organized, validly existing and in good standing under the laws of Texas.

                  8.2.1.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

                  8.2.1.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

                  8.2.1.4  Purchaser  is  (or  at  the  Closing  will  be)  duly authorized  to execute  and  deliver,  acting  through  its duly  empowered  and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of its organizational documents, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

                  8.2.1.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

            8.2.2 Except for "Other Broker" (as hereinafter defined), Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

            8.2.3 Purchaser will cooperate with Seller in obtaining the consent of the holder(s) of the Seller's Note Obligations to the prepayment thereof (if required).

                                    ARTICLE 9

                         CONDITIONS PRECEDENT TO CLOSING

      9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

            9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser.

            9.1.2 Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date (and Purchaser shall be permitted to perform an inspection of the Property immediately prior to the Closing Date to verify same).

            9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder.

            9.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding or shall have been in the last six (6) months a debtor in any bankruptcy proceeding.

            9.1.5 A taking of all or any part of the Property must not have been commenced or threatened in writing.

            9.1.6 The actual occupancy level of the Property shall not have decreased by more than five percent (5%) from the actual occupancy level on the Effective Date.

            9.1.7 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above. If any of the above conditions is not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Purchaser may, at its option (a) extend the Closing Date to permit satisfaction of such condition,
(b) waive such condition and proceed to Closing and accept title to the Property with an agreed-upon offset or deduction from the Purchase Price (assuming Seller and Purchaser can agree upon such offset or deduction amount, and neither party has any obligation to come to an agreement), (c) waive such condition and proceed to Closing and accept title to the Property without any offset or deduction from the Purchase Price, or (d) notify Seller of Purchaser's election to terminate this Purchase Contract and receive a return of the Deposit from the Escrow Agent in accordance with the provisions of ARTICLE 12 hereof provided, however, that in the case of the failure of the representations and warranties contained in Sections 8.1.1.2 and/or 8.1.1.4 (as provided therein) to be true and correct on the Closing Date, or the failure to satisfy the conditions in Sections 9.1.5 and/or 9.1.6, Purchaser shall have no rights or remedies under the provisions of ARTICLE 12 other than to receive a return of the Deposit as its sole and exclusive remedy.

      9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation with respect to the conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

            9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

            9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price, subject to adjustments provided for herein.

            9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

            9.2.4 Seller shall have received all consents and approvals to the consummation of the transactions contemplated hereby (a) of Seller's partners (to the extent required by the partnership agreement) or (b) that are required by law.

            9.2.5 Notwithstanding anything to the contrary, there are no other conditions on Seller's obligation to Close except as expressly set forth above. If any of the above conditions is not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Seller may, at its option
(a) extend the Closing Date to permit satisfaction of such condition, (b) waive such condition and proceed to Closing, or (c) notify Purchaser of Seller's election to terminate this Purchase Contract and receive the Deposit from the Escrow Agent (which Seller shall retain as liquidated damages, as its sole and exclusive remedy hereunder, in accordance with the provisions of ARTICLE 12 hereof, provided, however, that in the case of any failure to satisfy the conditions contained in Section 9.2.4 above and all of the other conditions of Seller's obligation to close have been satisfied, Seller shall not be entitled to receipt of the Deposit but the Deposit shall be returned to Purchaser by the Escrow Agent.

                                   ARTICLE 10

                                    BROKERAGE

      10.1 Seller represents and warrants to Purchaser that it has dealt only with Brian O'Boyle of O'Boyle Properties, Inc., 14114 Dallas Parkway, Suite 520, Dallas, Texas 75240 ("Broker") in connection with this Purchase Contract. Purchaser represents and warrants to Seller that it has dealt only with Anterra Realty Corporation (through Richard Hoffmann), 5520 LBJ Freeway, Suite 500, Dallas, Texas 75240 ("Other Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than the Broker and Other Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.

      10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Purchaser agrees to pay Other Broker a commission according to the terms of a separate agreement. Broker and/or Other Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

      10.3 Broker and/or Other Broker assume no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

      10.4 The Texas Real Estate License Act requires written notice to Purchaser from any licensed real estate broker or salesman who is to receive a commission from Purchaser that Purchaser should have an attorney of its own selection examine an abstract of title to the property being acquired or that Purchaser should be furnished with or should obtain a title insurance policy. Notice to that effect is, therefore, hereby given to Purchaser on behalf of Broker and/or Other Broker.

                                   ARTICLE 11

                                   POSSESSION

      11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's earlier right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12

                              DEFAULTS AND REMEDIES

      12.1 In the event Purchaser is obligated, but fails or refuses to close the transaction contemplated by this Purchase Contract, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser so terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole and exclusive remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment of the Deposit as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect the Deposit as liquidated damages.

      12.2 If the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to either (a) terminate this Purchase Contract and receive reimbursement of the Deposit or (b) enforce specific performance of this Purchase Contract, provided, however, that in the case of the breach of the representations and warranties contained in Section
8.1.2 to be true and correct on the Closing Date, or in the case of the failure of Seller to satisfy the conditions in Sections 9.1.5, 9.1.6 and/or 9.1.7, Purchaser shall have no rights or remedies under the provisions of this Section
12.2 other than to receive a return of the Deposit as its sole and exclusive remedy. In the event Purchaser is unable to enforce the remedy of specific performance after using commercially reasonable efforts to seek to enforce such remedy, then, in lieu of obtaining specific performance, Purchaser shall have the right to bring suit against Seller to recover Purchaser's actual out-of-pocket costs incurred by Purchaser in connection with its contemplated purchase of the Property, but not to exceed the amount of $200,000.00, in the aggregate, in addition to receiving reimbursement of the Deposit.

                                   ARTICLE 13

                            RISK OF LOSS OR CASUALTY

      13.1 In the event that the Property is damaged or destroyed by fire or other casualty after the Effective Date but prior to Closing, and the cost of repair is more than $150,000, then Seller will have no obligation to repair such damage or destruction and, at Purchaser's option, this Agreement shall terminate. In the event Purchaser elects not to terminate this Agreement, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding any such damage or destruction, and Purchaser shall receive, at Closing all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith), but only to the extent the damage or destruction has not been repaired by Seller out of the insurance proceeds. Insurance proceeds shall include any proceeds payable for loss of rental, if applicable and available, with respect to any unit rendered untenantable by such casualty and which remains untenantable on the Closing Date, but only for the period from and after the Closing Date.

      13.2 In the event that the Property is damaged or destroyed by fire or other casualty after the Effective Date but prior to the Closing, and the cost of repair is less than $150,000, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect or complete such repairs, then Purchaser shall receive at Closing the amount of the insurance proceeds pertaining thereto which have not been expended by Seller on repairs (or repairs in process but incomplete) to the date of Closing (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith). Insurance proceeds shall include any proceeds payable for loss of rental, if applicable and available, with respect to any unit rendered untenantable by such casualty and which remains untenantable on the Closing Date, but only for the period from and after the Closing Date.

                                   ARTICLE 14

                           LEAD-BASED PAINT DISCLOSURE

      14.1  [Intentionally Omitted.]

                                   ARTICLE 15

                                 EMINENT DOMAIN

      15.1 In the event that at the time of Closing all or any substantial portion of the Property (that is, any portion or portions of the Property having a value of $150,000 or greater) is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of notice of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. If Purchaser elects to proceed with the Closing, Seller shall assign to Purchaser at Closing all of Seller's rights in any condemnation proceeds with respect thereto, and all proceeds realized from or in relation to the condemnation shall belong to Purchaser.

                                   ARTICLE 16

                                  MISCELLANEOUS

      16.1  Exhibits And Schedules

      All Exhibits and Schedules, whether or not annexed hereto, are a part of this Purchase Contract for all purposes.

      16.2  Assignability

      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser Contract to one or more entities so long as Purchaser or its affiliate remains a part of the purchasing entity(ies). Purchaser shall be deemed released from its liability hereunder upon any valid assignment made by it which is permitted by this Section 16.2.

      16.3  Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

      16.4  Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

      16.5  Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

      16.6  Notices

      All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first (1st) business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) business day following the date of mailing, or (iv) if sent by telecopier, then on the actual date of delivery (as evidenced by a telecopier confirmation) provided that a copy of the telecopy and confirmation is also sent by U.S. mail, addressed as follows:




            If to Seller:                     If to Purchaser:

            Stoney Creek CPGF 22, L.P.        Dallas City Homes, Inc.
            2000 South Colorado Boulevard     729 Bishop Avenue
            Tower Two, Suite 2-1000           Dallas, Texas 75208
            Denver, Colorado 80222            Attn: Karen Brooks-Crosby
            Attn:  Harry Alcock               Telephone No. (214) 943-9007
            Telephone No. (303) 691-4344      (ext. 16)
            Facsimile No. (303) 691-5662      Facsimile No. (214)948-4830

                  And                               With a copy to

            Stoney Creek CPGF 22, L.P.        Charles E. Parrish
            2000 South Colorado Boulevard     Attorney and Counselor at Law
            Tower Two, Suite 2-1000           4549 Walnut Hill Lane
            Denver, Colorado 80222            Dallas, Texas  75208
            Attn:  Pat Stucker                Telephone No. (214) 352-5484
            Telephone No. (303) 691-4321      Facsimile No. (214) 352-9010
            Facsimile No. (303) 692-0786

                  With a copy to

            Jackson Walker L.L.P.
            112 E. Pecan Street
            Suite 2100
            San Antonio, Texas 78205
            Attn:  Eileen E. Scherlen, Esq.
            Telephone No. (210) 978-7784
            Facsimile No. (210) 978-7790

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

      16.7  Governing Law And Venue

      The laws of the State in which the Land is located shall govern the validity, construction, enforcement, and interpretation of this Purchase
Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

      16.8  Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

      16.9  Severability

      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

      16.10 Multiple Counterparts

      This  Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterpart.

      16.11 Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

      16.12 Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

      16.13 Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded; provided, however, that Seller represent and warrant to Purchaser that any information actually prepared by Seller was prepared in the ordinary course of its business. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

      16.14 Time Of The Essence

      It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

      16.15 Cumulative Remedies And Waiver

      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred except as expressly stated otherwise, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

      16.16 Litigation Expenses

      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the non-prevailing party its reasonable attorneys' fees and expenses incidental to such litigation.

      16.17 Time Periods

      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

      16.18 Exchange

      At the exchanging party's sole cost and expense, Seller and/or Purchaser may structure and consummate the sale and/or purchase of the Property as part of a like-kind exchange (an "Exchange") intended to qualify under ss. 1031 of the Internal Revenue Code of 1986, as amended, provided that: (a) the Closing shall not be delayed or affected by reason of an Exchange; (b) Seller and/or Purchaser shall effect an Exchange through an assignment of this Agreement, and its rights under this Agreement, to a qualified intermediary; and (c) Seller and/or Purchaser shall not be required to take an assignment of the agreement relating to the exchange property or be required to acquire or hold title to any real property for purposes of consummating the other party's Exchange. Seller and/or Purchaser shall cooperate fully and promptly with the other party's conduct of the Exchange, provided that all costs and expenses generated in connection with the Exchange shall be borne solely by the exchanging party. If Seller and/or Purchaser uses a qualified intermediary to effectuate the Exchange, any assignment of the rights or obligations of Seller and/or Purchaser hereunder shall not relieve, release or absolve its obligations to the other party. Seller and/or Purchaser shall indemnify and hold harmless the other party from and against any and all liability arising from and out of their respective Exchanges.

     16.19 No Personal Liability of Officers, Trustees or Directors of Seller's Partners

      Purchaser acknowledges that this Agreement is entered into by Seller which is a Delaware limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

     16.20 No Personal Liability of Officers, Trustees or Directors of Purchaser

      Seller acknowledges that this Agreement is entered into by Purchaser which is a Texas non-profit corporation and Seller agrees that no individual partner, officer, trustee, director or representative of Purchaser shall have any personal liability under this Agreement or any document executed in connection with this Agreement.

      16.21 No Exclusive Negotiations

      Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

      16.22 DTPA WAIVER.

      IT IS THE INTENT OF SELLER AND PURCHASER THAT THE RIGHTS AND REMEDIES WITH RESPECT TO THE TRANSACTION CONTEMPLATED BY THIS AGREEMENT SHALL BE GOVERNED BY LEGAL PRINCIPLES OTHER THAN THE TEXAS DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT. ACCORDINGLY, TO THE MAXIMUM EXTENT APPLICABLE AND PERMITTED BY LAW (AND WITHOUT ADMITTING SUCH APPLICABILITY), PURCHASER HEREBY WAIVES THE PROVISIONS OF THE TEXAS DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT, CHAPTER 17, SUBCHAPTER 3 (OTHER THAN SECTION 17.555, WHICH IS NOT WAIVED), TEXAS BUSINESS AND COMMERCE CODE, A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTIONS. FOR PURPOSES OF THE WAIVERS SET FORTH IN THIS AGREEMENT, PURCHASER HEREBY WARRANTS AND REPRESENTS UNTO SELLER THAT (A) PURCHASER HAS KNOWLEDGE AND EXPERIENCE IN FINANCIAL AND BUSINESS MATTERS THAT ENABLE IT TO EVALUATE THE MERITS AND RISKS OF THE TRANSACTION CONTEMPLATED UNDER THIS AGREEMENT, (B) PURCHASER IS NOT IN A SIGNIFICANTLY DISPARATE BARGAINING POSITION WITH SELLER REGARDING THE TRANSACTIONS CONTEMPLATED UNDER THIS AGREEMENT, (C) PURCHASER IS REPRESENTED BY LEGAL COUNSEL THAT IS SEPARATE AND INDEPENDENT OF SELLER AND SELLER'S LEGAL COUNSEL AND (D) PURCHASER HAS CONSULTED WITH PURCHASER'S LEGAL COUNSEL REGARDING THIS AGREEMENT PRIOR TO PURCHASER'S EXECUTION OF THIS AGREEMENT AND VOLUNTARILY CONSENTS TO THIS WAIVER.

                       [Remainder of Page Intentionally Left Blank]

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.


                                     Seller:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner

                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President



                                   Purchaser:


                                    DALLAS CITY HOMES, INC.,
                                    a Texas non-profit corporation


                                    By:
                                       ---------------------------
                                    Name:
                                          ------------------------------
                                    Title:
                                                ------------------------

                                    EXHIBIT A


                                LEGAL DESCRIPTION
                            (Stoney Creek Apartments)

BEING a tract or parcel of land containing 12.7152 acres or 553,872 square feet situated in the Nathan Fuller Survey, Abstract No. 473, Dallas County, Texas being Lot-1, Block-G/7487 and Lot 1, Block I/7487 of Stoney Creek Apartments, according to the map or plat thereof recorded in Volume 83001, Page 1943 of the Dallas County Deed Records and being that same property called 12.7057 acres or 553,460 square foot tract of land described in Volume 96001, Page 3863 of the Dallas County Real Property Records. Said 12.7152 acres of 553,872 square foot tract of land being more particularly described by metes and bounds as follows with bearings referenced to said Stoney Creek Apartments:

BEGINNING at a 5/8-inch iron rod set in the Westerly right-of-way line of Amanda Lane (56 feet wide) marking the Easterly Southeast cut-back corner of the herein described tract;

THENCE South 37 degrees 49 minutes 27 seconds West, along said cut-back, a distance of 14.35 (called 15.76) feet to a 5/8-inch iron rod set in the Northerly right-of-way line of Pandora Drive (60 feet wide) marking the most Southerly Southeast cut-back corner of the herein described tract;

THENCE in a Southwesterly direction, along the Northerly right-of-way line of said Pandora Drive, being on a curve to the left having a radius of 300.00 feet, subtending a central angle of 34 degrees 09 minutes 38 seconds, a chord bearing and distance of South 58 degrees 04 minutes 49 seconds West 176.23 feet and having an arc distance of 178.86 feet to a 5/8-inch iron rod set marking a POINT OF TANGENCY;

THENCE South 41 degrees 00 minutes 00 seconds West continuing along the northerly right-of-way line of said Pandora Drive, a distance of 147.74 feet to a 1/2 -inch iron rod found marking the most Southerly corner of the herein described tract;

THENCE North 66 degrees 03 minutes 00 seconds West, along the Southerly line of said Lot-1, Block-G/7487, a distance of 103.44 feet to a 5/8-inch iron rod set marking the marking a POINT OF INTERSECTION from which a 1/2 -inch iron rod found bears North 50 degrees 37 minutes 43 seconds East a distance of 0.64 feet;

THENCE North 89 degrees 49 minutes 00 seconds West, continuing along the Southerly line of said Lot-1, Block-G/7487, a distance of 179.52 feet to a point marking the Southwesterly corner of the herein described tract;

THENCE North 02 degrees 23 minutes 00 seconds East, along the Westerly line of said Lot-1, Block-G/7487, a distance of 225.48 feet to a POINT OF INTERSECTION;

THENCE North 54 degrees 01 minutes 00 seconds East, continuing along the Westerly line of said Lot-1, Block-G/7487, a distance of 115.12 feet to a POINT OF INTERSECTION;

THENCE North 33 degrees 45 minutes 00 seconds West, continuing along the Westerly line of said Lot-1, Block-G/7487, a distance of 132.50 feet to a POINT OF INTERSECTION;

THENCE North 77 degrees 50 minutes 00 seconds East, continuing along the Westerly line of said Lot-1, Block-G/7487, a distance of 97.00 feet to a POINT OF INTERSECTION;

THENCE North 61 degrees 04 minutes 07 seconds West (called North 60 degrees 35 minutes 00 seconds West), continuing along the Westerly line of said Lot-1, Block-G/7487, a distance of 127.74 (called 127.86) feet to a 5/8-inch iron rod set in the Easterly right-of-way line of Wickersham Road (60 feet wide) marking the Southwesterly corner of said Lot-1, Block-I/7487 from which a 1/2 -inch iron rod found for reference bears North 12 degrees 03 minutes 10 seconds East, a distance of 0.65 feet and another 1/2 -inch iron rod found bears North 12 degrees 03 minutes 10 seconds East, a distance of 0.65 feet and another 1/2 -inch iron rod found bears North 12 degrees 22 minutes 55 seconds East, a distance of 0.80 feet;

THENCE North 12 degrees 03 minutes 10 seconds East, along the Easterly right-of-way line of said Wickersham Road, a distance of 109.00 feet to a 5/8-inch iron rod set marking a POINT OF CURVATURE;

THENCE in a Northerly direction, continuing along the Easterly right-of-way line of said Wickersham Road, being on a curve to the left having a radius of 1476.06 feet, a central angle of 12 degrees 14 minutes 10 seconds, a chord bearing and distance of North 05 degrees 56 minutes 05 seconds East 314.63 feet and having an arc distance of 315.23 feet to an "X" set in concrete marking a POINT OF TANGENCY;

THENCE North 01 degrees 11 minutes 00 seconds West, continuing along the Easterly right-of-way line of said Wickersham Road, a distance of 103.77 feet to a 5/8-inch iron rod set marking the Northwesterly corner of the herein described tract from which a 5/8-inch iron rod found for reference bears South 89 degrees 23 minutes 27 seconds East, a distance of 1.35 feet;

THENCE South 87 degrees 52 minutes 33 seconds East (called South 87 degrees 50 minutes 00 seconds East), along the Northerly line of said Lot-1, Block-I/7487 and Lot-14, Block-G/7487, a distance of 469.78 (called 468.68) feet to a point for corner on the Westerly line of Lot 2, Block G/7487 of Amanda Place, of record in Volume 83179, Page 4306 of the Dallas County Deed Records;

THENCE South, along said Westerly line, a distance of 18.99 feet to a 5/8-inch iron rod set marking a POINT OF INTERSECTION;

THENCE South 57 degrees 00 minutes 00 seconds East, along the Northerly line of said Lot-1, Block-G/7487 and said Westerly line, a distance of 341.35 feet to a 5/8-inch iron rod set in the Westerly right-of-way line of said Amanda Lane;

THENCE in a Southwesterly direction, along the Westerly right-of-way line of said Amanda Lane, being on a curve to the left having a radius of 203.00 feet, subtending a central angle of 20 degrees 27 minutes 16 seconds, a chord bearing and distance of South 43 degrees 13 minutes 38 seconds West 72.09 feet and having an arc distance of 72.47 feet to a 5/8-inch iron rod set marking a POINT OF TANGENCY;

THENCE South 33 degrees 00 minutes 00 seconds West, continuing along the Westerly right-of-way line of said Amanda Lane, a distance of 365.92 feet to a 5/8-inch iron rod set marking a POINT OF CURVATURE;

THENCE in Southwesterly direction, continuing along the Westerly right-of-way line of said Amanda Lane, being on a curve to the left having a radius of 287.00 feet, a central angle of 33 degrees 08 minutes 00 seconds, a chord bearing and distance of South 16 degrees 26 minutes 00 seconds West, 158.53 feet and having an arc distance of 160.76 feet to a 5/8-inch iron rod set marking a POINT OF TANGENCY;

THENCE South 00 degrees 08 minutes 00 seconds East, continuing along the Westerly right-of-way line of said Amanda Lane, a distance of 101.41 feet to the PLACE OF BEGINNING and CONTAINING 12.7152 acres or 553,872 square feet of land.

BEING a tract or parcel of land containing 2.0500 acres or 89,297 square feet situated in the Nathan Fuller Survey, Abstract No. 473, Dallas County, Texas being Lot-2, Block-F/7487 of Stoney Creek Apartments, according to the map or plat thereof recorded in Volume 73094, Page 2310 of the Dallas County Deed Records and being that same property called 12.050 acre tract of land described in Volume 96001, Page 3863 of the Dallas County Real Property Records. Said
2.0500 acres or 89,297 square foot tract of land being more particularly described by metes and bounds as follows with bearings referenced to the recorded plat of Stoney Creek Apartments, recorded in Volume 83001, Page 1943 of the Dallas County Deed Records;

BEGINNING at a 1/2 -inch iron rod found in the Southerly right-of-way line of Pandora Drive (60 feet wide) marking the Northeasterly corner of the herein describe tract form which a 5/8-inch iron rod found for reference bears North 70 degrees 33 minutes 36 seconds East, a distance of 0.35 feet;

THENCE South 00 degrees 08 minutes 00 seconds East, along the Easterly line of said Lot-2, Block-F/7487, a distance of 314.99 feet to a point marking the Southeasterly corner of the herein described tract;

THENCE South 61 degrees 18 minutes 59 seconds West, along the Southerly line of said Lot-2, Block-F/7487, a distance of 165.07 feet to a point marking the Southwesterly corner of the herein described tract;

THENCE North 42 degrees 28 minutes 00 seconds West, along the Westerly line of said Lot-2, Block-F/7487, a distance of 280.03 feet to a 1/2 -inch iron rod found in the Southerly right-of-way line of said Pandora Drive marking the Northwesterly or most Westerly corner of the herein described tract;

THENCE North 41 degrees 00 minutes 00 seconds East, along the Southerly line of said Pandora Drive, a distance of 139.07 feet to a 5/8-inch iron rod set marking a POINT OF CURVATURE;


THENCE in a Northeasterly direction, continuing along the Southerly right-of-way line of said Pandora Drive, being on a curve to the right having a radius of
240.00 feet, a central angle of 48 degrees 52 minutes 00 seconds, a chord bearing and distance of North 65 degrees 26 minutes 00 seconds East, 198.54 feet and having an arc distance of 204.69 feet to a 5/8-inch iron rod set marking a POINT OF TANGENCY;

THENCE North 89 degrees 52 minutes 00 seconds East, continuing along the Southerly right-of-way line of Pandora Drive, a distance of 61.33 feet to the PLACE OF BEGINNING and CONTAINING 2.0500 acres or 89,297 square feet of land.

                                    EXHIBIT B

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                    EXHIBIT C

                  LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT

            1. Any "Buyer's Access" computers and related software.

                                    EXHIBIT D

                                ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") made this _____day of May, 2001 by and among STONEY CREEK CPGF 22, L.P., a Delaware limited partnership
("Seller"), and DALLAS CITY HOMES, INC., a Texas non-profit corporation ("Purchaser"); and STEWART TITLE GUARANTY COMPANY ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the ________ day of May, 2001; and

      Whereas, the Purchase Contract requires that Purchaser provide a deposit in the amount of Eleven Thousand Two Hundred and No/100 Dollars ($11,200.00) in cash (the "Initial Deposit") on or before the second (2nd) Business Day after the "Effective Date" as defined therein, and an additional deposit of Sixteen Thousand Eight Hundred and No/100 Dollars ($16,800.00) in cash (the "Additional Deposit")on the last day of the "Feasibility Period" as defined therein to be held pursuant to an escrow agreement approved by Purchaser and Seller (the Initial Deposit and the Additional Deposit being collectively referred to herein as the "Deposit"); and

      Now, therefore, the parties agree to the following:

      1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of Eleven Thousand Two Hundred and No/100 Dollars ($11,200.00) in cash (constituting the Initial Deposit), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

      2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Deposit (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in an interest-bearing bank account acceptable to Seller and Purchaser at one or more federally insured national banking association(s) or such other investment jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

      3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefor in the Purchase Contract (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall apply the Escrow Fund to the "Purchase Price" (as defined in the Purchase Contract) in accordance with the provisions of the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date), the Escrow Agent shall deliver the Escrow Fund to the party(ies) entitled thereto in accordance with the provisions of the Purchase Contract.

      If on or prior to the termination of this Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to herein, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within ten (10) days after receipt of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

      4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and (ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of the Escrow Fund in dispute.

      5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

      6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

      7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser.

     8. Notices. All Notices, demands, requests and other communications required pursuant to the provisions of this Escrow Agreement ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing, or (iv) if sent by telecopier, then on the actual date of delivery (as evidenced by a telecopier confirmation) provided that a copy of the telecopy and confirmation is also sent by U.S. mail, addressed as follows:

            If to Seller:                     If to Purchaser:

            Stoney Creek CPGF 22, L.P.        Dallas City Homes, Inc.
            2000 South Colorado Boulevard     729 Bishop Avenue
            Tower Two, Suite 2-1000           Dallas, Texas 75208
            Denver, Colorado  80222           Attn: Karen Brooks-Crosby
            Attn:  Mr. Harry Alcock           Telephone No. (214) 943-9007
            Telephone No. (303) 691-4344      (ext. 16)
            Facsimile No. (303) 691-5662      Facsimile No. (214)948-4830

                  And                               With a copy to

            AIMCO                             Charles E. Parrish
            2000 South Colorado Boulevard     Attorney and Counselor at Law
            Tower Two, Suite 2-1000           4549 Walnut Hill Lane
            Denver, Colorado  80222           Dallas, Texas  75208
            Attn:  Mr. Pat Stucker            Telephone No. (214) 352-5484
            Telephone No. (303) 691-4321      Facsimile No. (214) 352-9010
            Facsimile No. (303) 759-3226

                  With a copy to              If to Escrow Agent:

             Jackson Walker L.L.P.            Stewart Title Guaranty Company
            112 E. Pecan                      1980 Post Oak Boulevard
            Suite 2100                        Suite 610
            San Antonio, Texas 78205          Houston, Texas 77056
            Attn:  Eileen E. Scherlen, Esq.   Attn:  Wendy Howell
            Telephone No. (210) 978-7784      Telephone No. (713) 625-8161
            Facsimile No. (210) 978-7790      Facsimile No. (713) 552-1703

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Escrow Agreement the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

      9. Fee. Escrow Agent shall receive a fee of $500.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorneys' fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

     10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

     11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

      12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

      13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

     14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

     15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

      16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

     17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.

                                    Seller:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner


                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President

                                   Purchaser:

                                    DALLAS CITY HOMES, INC.,
                                    a Texas non-profit corporation


                                    By:   ____________________________
                                    Name:       ____________________________
                                          ----------------------------------
                                    Title:      ____________________________
                                           ---------------------------------


                                  Escrow Agent:

                                    STEWART TITLE GUARANTY COMPANY


                                    By:
                                       --------------------------------------
                                       Name:
                                             --------------------------------
                                       Title:
                                              -------------------------------

                                    EXHIBIT E

                          FORM OF SPECIAL WARRANTY DEED


THE STATE OF TEXAS          ss.
                            ss.
COUNTY OF DALLAS            ss.

      STONEY CREEK CPGF 22, L.P., a Delaware limited partnership ("Grantor"), for and in consideration of Ten and No/100 Dollars ($10.00) and other good and valuable consideration, the sufficiency of which is hereby acknowledged and confessed, has GRANTED and CONVEYED, and by these presents does GRANT and CONVEY unto ____________________________, a _____________________ ("Grantee"), its
legal representatives, successors and assigns forever, all those certain lots, tracts or parcels of land in Dallas County, Texas, more particularly described on Exhibit A attached hereto and incorporated herein by this reference for all purposes, together with all the improvements, structures and fixtures situated thereon, and all appurtenances, rights and privileges thereunto attached or in anywise belonging (the "Property");

      EXCEPT THAT, this conveyance is expressly made subject to the Permitted Exceptions described in Exhibit B hereto, to the extent the same are validly existing and applicable to the Property (the "Permitted Encumbrances").

      TO HAVE AND TO HOLD the above described premises unto the said GRANTEE, its successors and assigns forever, and the GRANTOR does hereby bind itself, its successors and assigns to forever warrant and defend said premises unto the said GRANTEE, its successors and assigns against the lawful claims of any person now claiming or to claim the same or any part thereof by, from, through or under Grantor, but not otherwise, subject only to the Permitted Encumbrances.

      In addition, Grantor hereby conveys to Grantee, for the same consideration set forth above and subject to the same consideration set forth above and subject to the Permitted Encumbrances, all of Grantor's right, title and interest, if any, in and to any minerals, oil, gas and other hydrocarbon substances, development rights, air rights, water, water rights, wastewater or other utility rights, water stock relating to the land, strips and gores, streets, alleys, easements, rights-of-way, public ways, or other rights of Grantor appurtenant, abutting or adjoining the Property.

      EXCEPT AS TO THE SPECIAL WARRANTY OF TITLE SET FORTH ABOVE, IT IS EXPRESSLY UNDERSTOOD AND AGREED THAT THE GRANT AND CONVEYANCE OF THE PROPERTY IS "AS-IS", "WHERE-IS" AND "WITH ALL FAULTS" OF ANY KIND INCLUDING BUT NOT LIMITED TO ANY MATTER, FACT OR CONDITION PERTAINING TO OR AFFECTED BY ANY APPLICABLE LAW, RULE OR REGULATION PERTAINING TO WATER, AIR, WASTE OR ENVIRONMENTAL PROTECTION (WHETHER ABOVE, WITHIN, UNDER OR ADJACENT TO THE PROPERTY). GRANTOR HAS NOT MADE AND DOES NOT MAKE ANY REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, AND EXPRESSLY DISCLAIMS WARRANTIES, EXPRESS OR IMPLIED, AS TO THE FITNESS, ENVIRONMENTAL COMPLIANCE, HANDICAPPED ACCESSIBILITY LAW COMPLIANCE, ELECTROMAGNETIC FIELD EXPOSURE LEVELS, AREA, CONDITION, QUALITY, QUANTITY,
CHARACTER, SIZE, VALUE OF THE PROPERTY OR IMPROVEMENTS THEREON, EXPENSES, DESCRIPTION, MERCHANTABILITY OR HABITABILITY OF THE PROPERTY, FITNESS OF THE PROPERTY FOR A PARTICULAR PURPOSE OR OTHERWISE. GRANTEE, BY ITS ACCEPTANCE HEREOF, DOES HEREBY RELEASE AND FOREVER DISCHARGE GRANTOR, ITS OFFICERS,
DIRECTORS AND TRUSTEES AND THEIR RESPECTIVE AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNEES FROM ANY AND ALL CLAIMS, OBLIGATIONS AND LIABILITIES (WHETHER BASED IN TORT, UNDER CONTRACT OR OTHERWISE) ATTRIBUTABLE, IN WHOLE OR IN PART, TO ANY SUCH REPRESENTATION (OTHER THAN THE SPECIAL WARRANTY OF TITLE SET FORTH HEREIN) AND/OR ALLEGED REPRESENTATION.

      Grantee, by its acceptance hereof, hereby assumes payment of all standby charges, ad valorem real estate taxes and assessments with respect to the 2001 calendar year and subsequent calendar years not yet due and payable, each to the extent attributable to all or any portion of the Property.

            Grantee's address:      _____________________
                              =====================

      Executed as of the ____ day of ________________, 2001.


                                    GRANTOR:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner

                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President



THE STATE OF COLORADO    ss.
                         ss.
COUNTY OF DENVER         ss.


      This instrument was acknowledged before me on the ____ day of ________, 2001, by Harry Alcock, Senior Vice-President of CPGF Stoney Creek, L.L.C., a South Carolina limited liability company, general partner of Stoney Creek CPGF 22, L.P., a Delaware limited partnership, on behalf of said partnership.

      GIVEN UNDER MY HAND AND SEAL OF OFFICE this the ____ day of _____________, 2001.



                        --------------------------------------
                        Notary Public in and for the State of Colorado

                                   EXHIBIT "A"


                                LEGAL DESCRIPTION

                                   EXHIBIT "B"



                             PERMITTED ENCUMBRANCES

                                    EXHIBIT F

                              FORM OF BILL OF SALE

      This Bill of Sale  ("Assignment")  is  executed  by STONEY  CREEK CPGF 22,
L.P.,   a   Delaware    limited    partnership    ("Seller"),    in   favor   of
__________________________, a __________________ ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of ______________, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit A attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

          a. Property Contracts. All of Seller's rights and interests in and to those purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project, but only to the extent transferable, which are described on Exhibit B attached hereto.

          b. Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements in effect as of the date hereof, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.

          c. Security Deposits. All of Seller's rights and interests in and to any and all (i) prepaid rent held as security, (ii) security deposits, and (iii) pet deposits, if any, held by Seller under any of the leases assigned pursuant hereto.

          d. Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

          e. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to fixtures, furniture, furnishings, fittings, equipment, machinery, computers, fax machines, copiers, apparatus, and appliances listed on Exhibit C attached hereto.

     2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property Contracts, Leases, Security Deposits and Licenses and Permits (if any) and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property Contracts, Leases, Security Deposits and Licenses and Permits (if any), pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property Contracts, Leases, Security Deposits and Licenses and Permits (if any), pertaining to acts arising prior to the date hereof.

     4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Texas.

     7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE OF TEXAS.

      WITNESS the signatures and seals of the undersigned.

      Dated effective as                  , 2001.
                         -----------------


                                     Seller:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner



                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President



                                   Purchaser:


                                  [PURCHASER],
                                    a ______________________________


                                    By:
                                          ------------------------------------
                                       Name:
                                             --------------------------------
                                       Title:
                                              -------------------------------

                                    EXHIBIT G

                               GENERAL ASSIGNMENT

      This General  Assignment  ("Assignment")  is executed by STONEY CREEK CPGF
22,   L.P.,   a   Delaware   limited   partnership   ("Seller"),   in  favor  of
__________________________, a ____________________ ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of _______________, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit A attached thereto and the improvements located thereon collectively, the "Project"). Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Purchase Contract.

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, concessions, warranties, plans, drawings, and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, but only to the extent transferable. The term "Miscellaneous Assets" shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "STONEY CREEK APARTMENTS".

      2. The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

     3. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein.

      4. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets pertaining to acts arising prior to the date hereof.

     5. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      6. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     7. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Texas.

     8. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     9. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     10. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE OF TEXAS.

      WITNESS the signatures and seals of the undersigned.

      Dated effective as of ________________, 2001.


                                     Seller:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner



                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President



                                   Purchaser:


                                  [PURCHASER],
                                    a ___________________________


                                    By:
                                          ------------------------------------
                                       Name:
                                             --------------------------------
                                       Title:
                                              -------------------------------

                                    EXHIBIT H


Tenants at the Stoney Creek Apartments
11333 Amanda Lane
Dallas, Texas 75238

Re:   Your lease at the Stoney Creek Apartments

Dear Tenant:

      Effective as of [date], STONEY CREEK CPGF 22, L.P., a Delaware limited partnership ("Seller"), has sold the Enfield Apartments located at 11333 Amanda Lane, Dallas, Texas 75238 (and has assigned your lease) to ______________________, a _______________________ ("Purchaser"). In connection with such sale and assignment, the Purchaser has assumed the Seller's obligations as landlord under your lease and has also been transferred any unapplied and refundable portion of your security deposit(s). The amount of your security deposit is
$------------------------------.

      All rent thereafter due should be made payable to the Purchaser and forwarded to the following address:

      ========================
      ------------------------

      All inquiries you may have should be addressed to the property manager at the address set forth above.

                                Very truly yours,



                                   [Purchaser]

                                     Seller:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner



                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President

                                 SCHEDULE 1.1.22

                            SELLER'S NOTE OBLIGATION

1. Promissory Note dated December 29, 1995, in the original principal amount of $7,050,000.00, executed by Seller and payable to the order of Secore Financial Corporation, a Pennsylvania corporation, and assigned to LaSalle National Bank, as trustee for the registered holders of Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 1996-2.

                                  SCHEDULE 7.3

Project                               Seller

Enfield Apartments                    Winthrop    Texas    Investors    Limited
Dallas, Texas                         Partnership

                                TABLE OF CONTENTS

                                                                         Page(s)

ARTICLE 1   DEFINED TERMS...................................................1

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................4

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................4

ARTICLE 4   FINANCING.......................................................5

ARTICLE 5   INSPECTIONS.....................................................5

ARTICLE 6   TITLE...........................................................8

ARTICLE 7   CLOSING........................................................10

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS
            OF SELLER AND PURCHASER........................................14

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................18

ARTICLE 10  BROKERAGE......................................................20

ARTICLE 11  POSSESSION.....................................................21

ARTICLE 12  DEFAULTS AND REMEDIES..........................................21

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................22

ARTICLE 14  LEAD-BASED PAINT DISCLOSURE....................................23

ARTICLE 15  EMINENT DOMAIN.................................................22

ARTICLE 16  MISCELLANEOUS..................................................23

                                 FIRST AMENDMENT
                          TO PURCHASE AND SALE CONTRACT

      THIS FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is entered into as of the 6th day of June, 2001, by and between STONEY CREEK CPGF 22, L.P., a Delaware limited partnership ("Seller"), and DALLAS CITY HOMES, INC., a Texas non-profit corporation ("Purchaser").

                                    RECITALS:

      A. Purchaser and Seller have entered into that certain Purchase and Sale Contract (the "Purchase Contract") dated as of May 7, 2001, covering certain parcels of real property located in Dallas County, Texas, as more particularly described in the Purchase Contract.

      B. Purchaser and Seller desire to amend the Purchase Contract in certain respects, as set forth below.

      C. All capitalized terms used but not defined in this Amendment shall have the meaning ascribed to them in the Purchase Contract.

                                   AGREEMENTS:

      FOR TEN DOLLARS AND OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH IS HEREBY ACKNOWLEDGED, Purchaser and Seller hereby agree as follows:

      1. Section 5.1 of the Purchase Contract is hereby modified and amended to extend the last day of the Feasibility Period from thirty (30) calendar days following the Effective Date to June 22, 2001.

      2. Except as expressly modified by this Amendment, the Purchase Contract is in full force and effect as originally written.

      3. This Amendment may be executed (a) by facsimile transmission, the same of which will be treated as an original, and (b) in one or more counterparts, each of which shall be deemed an original and all of which combined shall constitute one and the same instrument.

      4. Each of the parties executing this Amendment represents and warrants that it has been fully authorized and has the requisite authority to bind the respective party to the terms hereof.

      IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first set forth above.


                                     Seller:


                                    STONEY CREEK CPGF 22, L.P.,
                                    a Delaware limited partnership

                                    By:   CPGF 22 Stoney Creek GP, L.L.C.,
                                          a South Carolina limited liability
                                          company, its general partner

                                          By:
                                                ------------------------
                                                Harry Alcock
                                                Senior Vice President



                                   Purchaser:


                                    DALLAS CITY HOMES, INC.,
                                    a Texas non-profit corporation


                                    By:
                                       --------------------------------------
                                          Karen Brooks-Crosby
                                          President