Form 10QSB
period 2001-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2001-11-07
CIK 740156

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                $ 2,407
   Receivables and deposits                                                   1,815
   Restricted escrows                                                           397
   Other assets                                                               1,448
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 113,990
                                                              126,697
      Less accumulated depreciation                           (62,009)       64,688
                                                                           $ 70,755
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 509
   Tenant security deposit liabilities                                          318
   Accrued property taxes                                                     1,331
   Other liabilities                                                            596
   Mortgage notes payable                                                    68,474

Partners' (Deficit) Capital
   General partner                                           $ (7,860)
   Limited partners (82,848 units issued and
      outstanding)                                              7,387          (473)
                                                                           $ 70,755



         See Accompanying Notes to Consolidated Financial Statements


b)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                              2001         2000         2001         2000
Revenues:
  Rental income                              $ 4,926     $ 5,457       $15,853      $16,424
  Other income                                   368         432         1,105        1,045
  Casualty gain                                   --          --            74           --
  Gain on sale of investment property          6,774          --         6,774           --
     Total revenues                           12,068       5,889        23,806       17,469

Expenses:
  Operating                                    1,948       1,996         5,727        5,648
  General and administrative                     159          96           441          270
  Depreciation                                 1,184       1,192         3,683        3,558
  Interest                                     1,368       1,456         4,255        4,369
  Property taxes                                 472         540         1,553        1,562
     Total expenses                            5,131       5,280        15,659       15,407

Income before extraordinary loss               6,937         609         8,147        2,062
Extraordinary loss on early
  extinguishment of debt                        (984)         --          (984)          --

Net income                                   $ 5,953      $ 609        $ 7,163      $ 2,062

Net income allocated to general
  partner                                     $ 702        $ 72         $ 845        $ 243
Net income allocated to limited
  partners                                     5,251         537         6,318        1,819

                                             $ 5,953      $ 609        $ 7,163      $ 2,062

Net income per limited partnership unit:
  Income before extraordinary loss           $ 73.86      $ 6.48       $ 86.74      $ 21.95
  Extraordinary loss                          (10.48)         --        (10.48)          --

                                             $ 63.38      $ 6.48       $ 76.26      $ 21.95
Distributions per limited partnership
  unit                                       $106.11      $ 2.79       $137.95      $ 38.50

         See Accompanying Notes to Consolidated Financial Statements


c)

                     CENTURY PROPERTIES GROWTH FUND XXII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,848       $ --      $ 82,848     $ 82,848

Partners' (deficit) capital at
   December 31, 2000                  82,848     $(8,173)    $ 12,498      $ 4,325

Net income for the nine months
   ended September 30, 2001               --         845        6,318        7,163

Distributions to partners                 --        (532)     (11,429)     (11,961)

Partners' (deficit) capital at
   September 30, 2001                 82,848     $(7,860)     $ 7,387      $ (473)


         See Accompanying Notes to Consolidated Financial Statements


d)
                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2001         2000
Cash flows from operating activities:
  Net income                                                        $ 7,163      $ 2,062
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                     3,683        3,558
     Loss on sale of property improvements and replacements              --           21
     Amortization of loan costs                                         153          148
     Gain on sale of investment property                             (6,774)          --
     Extraordinary loss on early extinguishment of debt                 984           --
     Casualty gain                                                      (74)          --
     Change in accounts:
      Receivables and deposits                                          (34)      (1,248)
      Other assets                                                     (234)         (57)
      Accounts payable                                                   32          (20)
      Tenant security deposit liabilities                               (82)          52
      Accrued property taxes                                            216          190
      Other liabilities                                                (243)        (212)
        Net cash provided by operating activities                     4,790        4,494

Cash flows from investing activities:
  Property improvements and replacements                             (2,310)      (1,871)
  Net withdrawals from restricted escrows                               133          315
  Net insurance proceeds received                                       104           --
  Proceeds from sale of property improvements and replacements           --          227
  Net proceeds from sale of investment property                      14,130           --
        Net cash provided by (used in) investing activities          12,057       (1,329)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                         (524)        (557)
  Distributions to partners                                         (11,961)      (3,617)
  Debt extinguishment costs                                            (853)          --
  Proceeds from refinancing                                          13,125           --
  Loan costs                                                           (241)          --
  Repayment of mortgage notes payable                               (15,751)          --
        Net cash used in financing activities                       (16,205)      (4,174)

Net increase (decrease) in cash and cash equivalents                    642       (1,009)
Cash and cash equivalents at beginning of period                      1,765        3,653
Cash and cash equivalents at end of period                          $ 2,407      $ 2,644

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 4,206      $ 4,222

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in accounts
   payable                                                           $ --         $ 248

         See Accompanying Notes to Consolidated Financial Statements

e)

                       CENTURY PROPERTIES GROWTH FUND XXII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $890      $880
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                      861       131
 Partnership management incentive allocation (included in
   general partner distribution)                                   299       362

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $890,000 and $880,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $861,000 and $131,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 and 2000 are reimbursements of approximately $737,000 and $6,000, respectively, for construction oversight costs.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $299,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, approximately $362,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is considered a distribution to the general partner in accordance with the terms of the Partnership Agreement.

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

AIMCO and its affiliates owned 45,280.50 limited partnership units (the "Units") in the Partnership representing 54.66% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.66% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $11,961,000 (approximately $11,429,000 to the limited partners or $137.95 per limited partnership unit). This includes approximately $2,991,000 (approximately $2,638,000 to the limited partners or $31.84 per limited partnership unit) distributed from operations and approximately $6,626,000 (approximately $6,494,000 to the limited partners or $78.38 per limited partnership unit) distributed from the net proceeds of the sale of Stoney Creek Apartments. Approximately $2,344,000 (approximately $2,297,000 to the limited partners or $27.73 per limited partnership unit) was distributed from the net proceeds of the refinancing of Autumn Run Apartments. Subsequent to September 30, 2001, a distribution was declared and paid of approximately $1,604,000 (approximately $1,544,000 to the limited partners or $18.64 per limited partnership unit). This includes approximately $291,000 (approximately $257,000 to the limited partners or $3.10 per limited partnership unit) distributed from operations and approximately $1,313,000 (approximately $1,287,000 to the limited partners or $15.54 per limited partnership unit) distributed from the net proceeds of the refinancing of Autumn Run Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $3,617,000 (approximately $3,190,000 to the limited partners or $38.50 per limited partnership unit) from operations.

Note D - Loss on Sale of Equipment

During the nine months ended September 30, 2000, the Partnership sold its cable equipment at Plantation Creek Apartments for approximately $227,000. This equipment had a net book value of approximately $248,000 resulting in a loss of approximately $21,000 which is included in operating expenses.

Note E - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

Note F - Sale of Investment Property

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain of approximately $6,774,000. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off.

Note G - Mortgage Refinancing

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of approximately $102,000 are due on the first day of each month beginning November 1, 2001 until the loan matures on October 1, 2021 at which time the loan will be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cooper's Pointe Apartments (1)                90%        95%
         North Charleston, South Carolina
      Copper Mill Apartments                        97%        97%
         Richmond, Virginia
      Four Winds Apartments                         93%        95%
         Overland Park, Kansas
      Autumn Run Apartments                         95%        94%
         Naperville, Illinois
      Plantation Creek Apartments (1)               90%        94%
         Atlanta, Georgia
      Wood Creek Apartments                         94%        93%
         Mesa, Arizona
      Promontory Point Apartments (2)               91%        96%
         Austin, Texas
      Hampton Greens Apartments (1)                 90%        96%
         Dallas, Texas

(1) The decrease in occupancy at Cooper's Pointe Apartments, Plantation Creek Apartments and Hampton Greens Apartments are due to increased competition in the complexes' respective areas.

(2) The decrease in occupancy at Promontory Point Apartments is due to the loss of high technology jobs in the Austin area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001, was approximately $7,163,000 compared to net income of approximately $2,062,000 for the corresponding period in 2000. The Partnership recorded net income of approximately $5,953,000 for the three months ended September 30, 2001 compared to net income of approximately $609,000 for the three months ended September 30, 2000. The increase in net income for the three and nine months ended September 30, 2001 is primarily due to the increase in total revenues resulting from the gain on sale of Stoney Creek Apartments in the third quarter 2001, and to a lesser extent, a casualty gain at Stoney Creek Apartments prior to its sale.

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain of approximately $6,774,000. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off.

During the nine months ended September 30, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

Excluding the impact of the casualty and the operations and sale of Stoney Creek Apartments, net income decreased approximately $631,000 and $339,000 for the nine and three month period ended September 30, 2001 and 2000, respectively. Net income decreased for the three and nine month periods due to an increase in total expenses and a slight decrease in total revenues. The increase in total expenses was due to an increase in operating, depreciation, general and administrative and property tax expenses. Operating expense increased due to an increase in property insurance premiums and increases in utilities, especially natural gas. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months especially at Four Winds Apartments, Wood Creek Apartments and Plantation Creek Apartments. Property tax expense increased due to an increase in the assessed values by the local taxing authorities at Plantation Creek Apartments, Autumn Run Apartments and Hampton Greens Apartments. General and administrative expense increased due to an increase in professional fees associated with the administration of the Partnership.

Total revenues decreased due to a decrease in rental income offset by an increase in other income. Rental income decreased due to a decrease in occupancy at five of the Partnership's investment properties offset by increases in average rental rates at all properties. Other income increased due to increases in utility reimbursements at all of the investment properties.

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

Capital Resources and Liquidity

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $2,407,000 as compared to approximately $2,644,000 at September 30, 2000. Cash and cash equivalents increased approximately $642,000 since December 31, 2000. The increase in cash and cash equivalents is due to approximately $4,790,000 and $12,057,000 of cash provided by operating and investing activities, respectively, which was partially offset by approximately $16,205,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of Stoney Creek Apartments, net withdrawals from restricted escrows maintained by the mortgage lenders and net insurance proceeds from a casualty at Stoney Creek Apartments which were partially offset by property improvements and replacements. Cash used in financing activities consists of cash distributions to partners, repayment of the mortgage encumbering Autumn Run Apartments and Stoney Creek Apartments, debt extinguishment costs, loan costs paid and principal payments made on mortgages encumbering the Partnership's investment properties partially offset by proceeds from the refinancing of Autumn Run Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cooper's Pointe

Approximately $201,000 has been budgeted for capital improvements at Cooper's Pointe consisting primarily of appliance and floor covering replacements. The Partnership completed approximately $102,000 in capital expenditures at Cooper's Pointe Apartments during the nine months ended September 30, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $152,000 has been budgeted for capital improvements at Copper Mill consisting primarily of floor covering replacement and interior decoration. The Partnership completed approximately $98,000 in capital expenditures at Copper Mill Apartments during the nine months ended September 30, 2001, consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $494,000 has been budgeted for capital improvements at Four Winds consisting primarily of appliance, floor covering and air conditioning replacements, and exterior painting. The Partnership completed approximately $532,000 in budgeted and unbudgeted capital expenditures at Four Winds Apartments during the nine months ended September 30, 2001, consisting primarily of exterior painting and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $220,000 has been budgeted for capital improvements at Autumn Run consisting primarily of appliance and floor covering replacements and HVAC units. The Partnership completed approximately $115,000 in capital expenditures at Autumn Run Apartments during the nine months ended September 30, 2001, consisting primarily of floor covering replacements, interior decoration and HVAC units. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

Approximately $691,000 has been budgeted for capital improvements at Plantation Creek consisting primarily of structural improvements, clubhouse construction, plumbing enhancements and floor covering and appliance replacements. The Partnership completed approximately $624,000 in capital expenditures at Plantation Creek Apartments during the nine months ended September 30, 2001, consisting primarily of structural improvements, flooring and appliance replacements and clubhouse and swimming pool construction. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

Approximately $379,000 has been budgeted for capital improvements at Wood Creek consisting primarily of fencing enhancements, ground lighting, plumbing fixtures, air conditioning units and floor covering replacements. The Partnership completed approximately $378,000 in budgeted and unbudgeted capital expenditures at Wood Creek Apartments during the nine months ended September 30, 2001, consisting primarily of fencing enhancements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $157,000 has been budgeted for capital improvements at Promontory Point consisting primarily of appliance, floor covering and air conditioning replacements. The Partnership completed approximately $127,000 in capital expenditures at Promontory Point Apartments during the nine months ended September 30, 2001, consisting primarily of air conditioning, floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $174,000 has been budgeted for capital improvements at Hampton Greens consisting primarily of floor covering and appliance replacements, interior decoration and fencing. The Partnership completed approximately $134,000 in capital expenditures at Hampton Greens Apartments during the nine months ended September 30, 2001, consisting primarily of floor covering replacements, interior decoration, fencing and water heaters. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stoney Creek

Prior to its sale, the Partnership completed approximately $200,000 in capital expenditures at Stoney Creek consisting primarily of appliance and floor covering replacements and roof replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During the nine months ended September 30, 2000, the Partnership sold its cable equipment at Plantation Creek Apartments for approximately $227,000. This equipment had a net book value of approximately $248,000 resulting in a loss of approximately $21,000 which is included in operating expenses.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of approximately $102,000 are due on the first day of each month beginning November 1, 2001 until the loan matures on October 1, 2021 at which time the loan will be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Exclusive of Autumn Run, the Partnership's indebtedness of approximately $55,349,000 is amortized over varying periods with balloon payments of $54,096,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership distributed approximately $11,961,000 (approximately $11,429,000 to the limited partners or $137.95 per limited partnership unit). This includes approximately $2,991,000 (approximately $2,638,000 to the limited partners or $31.84 per limited partnership unit) distributed from operations and approximately $6,626,000 (approximately $6,494,000 to the limited partners or $78.38 per limited partnership unit) distributed from the net proceeds of the sale of Stoney Creek Apartments. Approximately $2,344,000 (approximately $2,297,000 to the limited partners or $27.73 per limited partnership unit) was distributed from the net proceeds of the refinancing of Autumn Run Apartments. Subsequent to September 30, 2001, a distribution was declared and paid of approximately $1,604,000 (approximately $1,544,000 to the limited partners or $18.64 per limited partnership unit). This includes approximately $291,000 (approximately $257,000 to the limited partners or $3.10 per limited partnership unit) distributed from operations and approximately $1,313,000 (approximately $1,287,000 to the limited partners or $15.54 per limited partnership unit) distributed from the net proceeds of the refinancing of Autumn Run Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $3,617,000 (approximately $3,190,000 to the limited partners or $38.50 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales, and/or refinancings. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

AIMCO and its affiliates owned 45,280.50 limited partnership units (the "Units") in the Partnership representing 54.66% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.66% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.10, Multifamily Note dated September 6, 2001, by and between Century Properties Growth Fund XXII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    By:   FOX PARTNERS IV
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                        FHLMC Loan No. 002738368
                                                           Autumn Run Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $13,125,000.00                                      As of September 6, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Thirteen Million One Hundred Twenty-Five Thousand and 00/100 Dollars (US $13,125,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Two Hundredths percent (7.02%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred One Thousand Nine Hundred Fifteen and 61/100 Dollars (US $101,915.61), shall be payable on the first day of each month beginning on November 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on October 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                        by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    CENTURY PROPERTIES GROWTH FUND XXII, A
                                    CALIFORNIA LIMITED PARTNERSHIP, a California limited partnership

                                    By:  Fox Partners IV, a California general
                                          partnership, its general partner


                                      By:  Fox Capital Management Corporation, a
                                           California corporation, its general
                                           partner



                                            By:  _____________________
                                                Patti K. Fielding
                                                Senior Vice President


                                 -----------------
                                 Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 6th DAY OF SEPTEMBER, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.   Paragraph 9(c)of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.