Form 10KSB
period 2001-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2002-03-22
CIK 740156

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $28,989,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

General

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a
California general partnership. The managing general partner of FRI is NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date. The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in Limited Partnership Units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio. The Partnership continues to operate eight residential properties. One property was acquired by the lender through foreclosure in 1992, one property was sold in 1995 and one property was sold in 2001. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2001.

                          Gross
                         Carrying    Accumulated                          Federal
Property                  Value     Depreciation     Rate     Method     Tax Basis
                             (in thousands)                            (in thousands)
Wood Creek               $ 17,786      $ 8,891     5-30 yrs    S/L        $  3,680
Plantation Creek           28,986       15,288     5-30 yrs    S/L           5,686
Four Winds                 18,352        8,534     5-30 yrs    S/L           4,999
Copper Mill                 9,996        4,748     5-30 yrs    S/L           4,578
Cooper's Pointe             7,973        4,238     5-30 yrs    S/L           1,562
Autumn Run                 18,522        9,110     5-30 yrs    S/L           4,771
Promontory Point           12,723        6,226     5-30 yrs    S/L           3,695
Hampton Greens             12,703        6,115     5-30 yrs    S/L           3,813

                         $127,041     $ 63,150                            $ 32,784

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain of approximately $6,852,000. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             2001          Rate    Amortized     Date     Maturity (1)
                     (in thousands)                                   (in thousands)

Wood Creek              $12,122        7.93%      30 yrs     2/2006       $11,319
Plantation Creek         14,941        7.93%      30 yrs     2/2006        13,952
Four Winds                9,091        7.93%      30 yrs     2/2006         8,489
Copper Mill               5,722        7.88%      30 yrs     1/2006         5,347
Cooper's Pointe           3,987        7.88%      30 yrs     1/2006         3,725
Autumn Run               13,074        7.02%      20 yrs    10/2021            --
Promontory Point          3,859        7.04%      30 yrs     5/2008         3,442
Hampton Greens            5,441        7.88%      30 yrs     1/2006         5,084
  Total                 $68,237                                           $51,358

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                         Average Annual                 Average
                                          Rental Rates                 Occupancy
                                           (per unit)
 Property                             2001            2000         2001        2000
 Wood Creek                          $ 7,868        $ 7,620         95%         94%
 Plantation Creek (1)                  9,891          9,574         90%         94%
 Four Winds                            8,614          8,567         94%         95%
 Copper Mill                           9,138          8,733         97%         97%
 Cooper's Pointe (1)                   8,101          7,900         90%         96%
 Autumn Run                           10,330         10,075         93%         94%
 Promontory Point (2)                  8,691          8,133         90%         96%
 Hampton Greens (1)                    6,843          6,692         90%         95%

(1) The decrease in occupancy at Plantation Creek Apartments, Cooper's Pointe Apartments and Hampton Greens Apartments is due to increased competition in the complexes' respective areas.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                   2001                 2001
                                 Billing                Rate
                              (in thousands)
Wood Creek                         $200                1.17%
Plantation Creek                    319                3.73%
Four Winds                          172                1.03%
Copper Mill                          91                0.94%
Cooper's Pointe                     120                1.55%
Autumn Run                          353                6.80%
Promontory Point                    268                2.65%
Hampton Greens                      256                2.73%

Capital Expenditures

Wood Creek

The Partnership completed approximately $509,000 in capital expenditures at Wood Creek Apartments during the year ended December 31, 2001, consisting primarily of air conditioning, floor covering and appliance replacements, plumbing enhancements, building improvements, fencing enhancements, and ground lighting. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $130,000.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

The Partnership completed approximately $680,000 in capital expenditures at Plantation Creek Apartments during the year ended December 31, 2001, consisting primarily of building improvements, air conditioning and water heater replacements, plumbing enhancements and floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $145,000.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

The Partnership completed approximately $598,000 in capital expenditures at Four Winds Apartments during the year ended December 31, 2001, consisting primarily of air conditioning and floor covering replacements, structural and land improvements, exterior painting and major landscaping. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

The Partnership completed approximately $115,000 in capital expenditures at Copper Mill Apartments during the year ended December 31, 2001, consisting primarily of floor covering and air conditioning replacements, and interior decorating improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $58,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pointe

The Partnership completed approximately $109,000 in capital expenditures at Cooper's Pointe Apartments during the year ended December 31, 2001, consisting primarily of floor covering replacements and interior decorating. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $58,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

The Partnership completed approximately $223,000 in capital expenditures at Autumn Run Apartments during the year ended December 31, 2001, consisting primarily of air conditioning, appliance and floor covering replacements, and other enhancements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

The Partnership completed approximately $134,000 in capital expenditures at Promontory Point Apartments during the year ended December 31, 2001, consisting primarily of appliance, air conditioning and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $76,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

The Partnership completed approximately $141,000 in capital expenditures at Hampton Greens Apartments during the year ended December 31, 2001, consisting primarily of floor covering, water heater and air conditioning replacements and interior decorating. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $93,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 3,270 holders of record owning an aggregate of 82,848 Units at December 31, 2001. Affiliates of the Managing General Partner owned 45,376.50 Units or 54.77% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00             $ 4,949 (1)           $ 52.69
       01/01/01 - 12/31/01              14,227 (2)            163.62

(1)   Cash from operations.

(2) Consists of $3,944,000 of cash from operations, $6,626,000 of cash from proceeds of the sale of Stoney Creek Apartments and $3,657,000 of cash from proceeds of the refinancing of Autumn Run Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2002 or subsequent periods.

AIMCO and its affiliates owned 45,376.50 limited partnership units (the "Units") in the Partnership representing 54.77% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 54.77% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001, was approximately $7,410,000 compared to net income of approximately $2,580,000 for the corresponding period in 2000. The increase in net income for the year ended December 31, 2001 is primarily due to the increase in total revenues resulting from the gain on sale of Stoney Creek Apartments in the third quarter of 2001 and, to a lesser extent, a casualty gain at Stoney Creek Apartments prior to its sale.

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain of approximately $6,852,000. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off.

During the year ended December 31, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

Excluding the impact of the casualty, operations and sale of Stoney Creek Apartments, net income was approximately $1,281,000 for the year ended December 31, 2001 compared to approximately $2,203,000 for the year ended December 31, 2000. Net income decreased for the year due to an increase in total expenses, a decrease in total revenues and an extraordinary loss on the early extinguishment of debt of approximately $31,000 related to the refinancing of the mortgage encumbering Autumn Run Apartments, as discussed in "Capital Resources and Liquidity". The increase in total expenses was due to an increase in operating, depreciation, general and administrative, interest and property tax expenses. Operating expense increased due to an increase in property insurance premiums at all of the remaining investment properties and increases in employee related costs primarily at Plantation Creek, Copper Mill and Promontory Point Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months especially at Four Winds Apartments, Wood Creek Apartments and Plantation Creek Apartments. Interest expense increased due to the refinancing of the mortgage note payable encumbering Autumn Run Apartments which caused a higher average debt balance during 2001. Property tax expense increased due to an increase in the assessed value by the local taxing authorities at Autumn Run and Hampton Green Apartments.

General and administrative expenses increased due to an increase in professional fees associated with the administration of the Partnership. Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased due to a decrease in rental income offset by an increase in other income, and to a lesser extent, a casualty gain at Wood Creek Apartments. Rental income decreased due to a decrease in occupancy at six of the Partnership's investment properties partially offset by an increase in average rental rates at all of the investment properties. Other income increased due to increases in utility reimbursements at all of the investment properties.

During the year ended December 31, 2001, a net casualty gain of approximately $46,000 was recorded at Wood Creek Apartments. The casualty gain related to flood damage in a unit caused by a water main break in 2001. The gain was a result of the receipt of insurance proceeds of approximately $71,000 offset by approximately $25,000 of undepreciated property improvements and replacements being written off.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $1,448,000 compared to approximately $1,765,000 at December 31, 2000, a decrease of approximately $317,000. The decrease is due to approximately $18,708,000 of cash used in financing activities, partially offset by approximately $11,971,000 and $6,420,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of cash distributions to partners, repayment of the mortgages encumbering Autumn Run Apartments and Stoney Creek Apartments, debt extinguishment costs, loan costs paid and principal payments made on mortgages encumbering the Partnership's investment properties partially offset by proceeds from the refinancing of Autumn Run Apartments. Cash provided by investing activities consisted of proceeds from the sale of Stoney Creek Apartments, net withdrawals from restricted escrows maintained by the mortgage lenders and net insurance proceeds from casualties at Stoney Creek Apartments and Wood Creek Apartments which were partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $761,000. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Exclusive of Autumn Run, the Partnership's indebtedness of approximately $55,163,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership distributed approximately $14,227,000 (approximately $13,556,000 to the limited partners or $163.62 per limited partnership unit). This includes approximately $3,944,000 (approximately $3,478,000 to the limited partners or $41.98 per limited partnership unit) distributed from operations and approximately $6,626,000 (approximately $6,494,000 to the limited partners or $78.38 per limited partnership unit) distributed from the net proceeds of the sale of Stoney Creek Apartments. Approximately $3,657,000 (approximately $3,584,000 to the limited partners or $43.26 per limited partnership unit) was distributed from the net proceeds of the refinancing of Autumn Run Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $4,949,000 (approximately $4,365,000 to the limited partners or $52.69 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2002 or subsequent periods.

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

AIMCO and its affiliates owned 45,376.50 limited partnership units (the "Units") in the Partnership representing 54.77% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 54.77% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Growth Fund XXII


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                $  1,448
   Receivables and deposits                                                    1,487
   Restricted escrows                                                            271
   Other assets                                                                1,160
   Investment properties (Notes C and D):
      Land                                                    $ 12,707
      Buildings and related personal property                  114,334
                                                               127,041
      Less accumulated depreciation                            (63,150)       63,891

                                                                            $ 68,257
Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $   391
   Tenant security deposit payable                                               295
   Accrued property taxes                                                      1,215
   Other liabilities                                                             611
   Mortgage notes payable (Note C)                                            68,237

Partners' (Deficit) Capital
   General partner                                            $ (7,778)
   Limited partners (82,848 units issued and
      outstanding)                                               5,286        (2,492)

                                                                            $ 68,257

See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                               2001         2000
Revenues:
  Rental income                                              $20,433      $21,947
  Other income                                                 1,584        1,371
  Casualty gains (Note G)                                        120           --
  Gain on sale of investment property (Note H)                 6,852           --
      Total revenues                                          28,989       23,318

Expenses:
  Operating                                                    7,530        7,669
  General and administrative                                     596          371
  Depreciation                                                 4,853        4,785
  Interest                                                     5,618        5,823
  Property taxes                                               1,998        2,090
      Total expenses                                          20,595       20,738

Income before extraordinary loss                               8,394        2,580

Extraordinary loss on early extinguishment of debt
  (Notes H and I)                                               (984)          --

Net income                                                   $ 7,410      $ 2,580

Net income allocated to general partner                      $ 1,066       $ 304
Net income allocated to limited partners                       6,344        2,276

                                                             $ 7,410      $ 2,580
Per limited partnership unit:
Income before extraordinary loss                             $ 86.67      $ 27.47
Extraordinary loss on early extinguishment of debt            (10.10)          --

Net income                                                   $ 76.57      $ 27.47

Distributions per limited partnership unit                   $163.62      $ 52.69

See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                        Limited
                                      Partnership   General     Limited
                                         Units      Partner     Partners      Total

Original capital contributions           82,848       $ --      $ 82,848    $ 82,848

Partners' (deficit) capital at
   December 31, 1999                     82,848     $(7,893)    $ 14,587     $ 6,694

Distributions paid to partners               --        (584)      (4,365)     (4,949)

Net income for the year
   ended December 31, 2000                   --         304        2,276       2,580

Partners' (deficit) capital
   at December 31, 2000                  82,848      (8,173)      12,498       4,325

Distributions paid to partners               --        (671)     (13,556)    (14,227)

Net income for the year ended
   December 31, 2001                         --       1,066        6,344       7,410

Partners' (deficit) capital at
   December 31, 2001                     82,848     $(7,778)    $ 5,286     $ (2,492)

See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               Years Ended December 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net income                                                     $ 7,410      $ 2,580
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   4,853        4,785
     Bad debt                                                         431          166
     Loss on sale of equipment                                         --           21
     Amortization of loan costs                                       200          206
     Gain on sale of investment property                           (6,852)          --
     Extraordinary loss on early extinguishment of debt               984           --
     Casualty gains                                                  (120)          --
     Change in accounts:
      Receivables and deposits                                       (137)        (231)
      Other assets                                                      6           27
      Accounts payable                                               (122)          55
      Tenant security deposit payable                                (105)          43
      Accrued property taxes                                          100         (204)
      Other liabilities                                              (228)         (96)
        Net cash provided by operating activities                   6,420        7,352

Cash flows from investing activities:
  Proceeds received from sale of equipment                             --          227
  Property improvements and replacements                           (2,593)      (3,150)
  Net withdrawals from restricted escrows                             259          451
  Net insurance proceeds received                                     175           --
  Net proceeds from sale of investment property                    14,130           --
        Net cash provided by (used in) investing activities        11,971       (2,472)

Cash flows from financing activities
  Mortgage principal payments                                        (761)        (816)
  Distributions paid to partners                                  (14,227)      (4,949)
  Debt extinguishment costs                                          (853)          --
  Proceeds from refinancing                                        13,125           --
  Loan costs                                                         (241)          --
  Repayment of mortgage notes payable                             (15,751)          --
        Net cash used in financing activities                     (18,708)      (5,765)

Net decrease in cash and cash equivalents                            (317)        (885)
Cash and cash equivalents at beginning of year                      1,765        2,650
Cash and cash equivalents at end of year                         $ 1,448      $ 1,765

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 5,446      $ 6,032

Supplemental information of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 116         $ --

See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") is a California Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners. The Partnership operates eight apartment properties in seven states.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Four Winds CPGF 22, L.P., Cooper's Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P. The partnership owns a 100% interest in each of these partnerships. The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, Losses and Distributions

Profits, gains, losses and distributions of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits and losses, not including gains from property dispositions, are allocated as follows: a) first, 10% to the general partner, and b) remainder allocated two percent to the general partner and 98% to the limited partners.

Any gain from property dispositions shall be allocated as follows: a) first, to the general partner in an amount equal to distributions to the general partner from proceeds of property dispositions or refinancings; b) until the general partner no longer has a deficit balance in its capital account, 12% to the general partner and 88% to the limited partners, and c) remainder to the limited partners.

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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,324,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2001, the balance in these accounts is approximately $271,000, which includes interest.

Loan Costs

Loan costs of approximately $1,980,000, less accumulated amortization of approximately $997,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $350,000 and $417,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The [Managing/Corporate] General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $1,147      $1,181
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and investment properties)                983         209
Partnership management incentive allocation
  (included in general partner deficit)              394         495

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,147,000 and $1,181,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $983,000 and $209,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $817,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 2001 and 2000 was approximately $394,000 and $495,000, respectively, and is included in distributions paid to the general partner.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $154,000 for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 45,376.50 limited partnership units (the "Units") in the Partnership representing 54.77% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 54.77% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal      Monthly                             Principal
                       Balance At     Payment      Stated                  Balance
                      December 31,   Including    Interest   Maturity       Due At
      Property            2001        Interest      Rate       Date        Maturity
                           (in thousands)                               (in thousands)
Wood Creek              $12,122        $ 94        7.93%      2/2006       $11,319
Plantation Creek         14,941         116        7.93%      2/2006        13,952
Four Winds                9,091          71        7.93%      2/2006         8,489
Copper Mill               5,722          44        7.88%      1/2006         5,347
Cooper's Pointe           3,987          31        7.88%      1/2006         3,725
Autumn Run               13,074         102        7.02%     10/2021            --
Promontory Point          3,859          27        7.04%      5/2008         3,442
Hampton Greens            5,441          42        7.88%      1/2006         5,084
      Total             $68,237        $527                                $51,358

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                               2002             $ 1,099
                               2003               1,186
                               2004               1,279
                               2005               1,381
                               2006              48,450
                            Thereafter           14,842
                                                $68,237


Note D - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings        Net Cost
                                                         and Related      Capitalized
                                                           Personal      Subsequent to
       Description          Encumbrances       Land        Property       Acquisition
                           (in thousands)                               (in thousands)
Wood Creek                     $12,122        $ 2,130      $ 13,440         $ 2,216
Plantation Creek                14,941          2,653        20,827           5,506
Four Winds                       9,091          1,363        14,288           2,701
Copper Mill                      5,722            933         8,061           1,002
Cooper's Pointe                  3,987            513         6,696             764
Autumn Run                      13,074          1,462        14,957           2,103
Promontory Point                 3,859          1,690        10,129             904
Hampton Greens                   5,441          2,086         9,474           1,143
          Total                $68,237        $12,830      $ 97,872         $16,339


                  Gross Amount At Which Carried
                       At December 31, 2001
                          (in thousands)

                            Buildings
                           And Related
                            Personal              Accumulated     Year of    Depreciable
   Description      Land    Property     Total    Depreciation  Construction Life-Years
                                                 (in thousands)
Wood Creek        $ 2,117   $ 15,669   $ 17,786     $ 8,891         1985        5-30
Plantation Creek    2,655     26,331     28,986      15,288         1978        5-30
Four Winds          1,357     16,995     18,352       8,534         1987        5-30
Copper Mill           929      9,067      9,996       4,748         1987        5-30
Cooper's Pointe       510      7,463      7,973       4,238         1986        5-30
Autumn Run          1,458     17,064     18,522       9,110         1987        5-30
Promontory Point    1,595     11,128     12,723       6,226         1984        5-30
Hampton Greens      2,086     10,617     12,703       6,115         1986        5-30
      Total       $12,707   $114,334   $127,041     $63,150


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $139,114      $136,231
  Property improvements and replacements          2,709         3,150
  Disposal of property                             (119)         (267)
  Sale of investment property                   (14,663)           --
Balance at end of year                         $127,041      $139,114

Accumulated Depreciation
Balance at beginning of year                   $ 65,771      $ 61,005
  Additions charged to expense                    4,853         4,785
  Disposal of property                              (64)          (19)
  Sale of investment property                    (7,410)           --
Balance at end of year                         $ 63,150      $ 65,771

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $124,399,000 and $137,428,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $91,615,000 and $97,855,000, respectively.

Note E - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $14,227,000 (approximately $13,556,000 to the limited partners or $163.62 per limited partnership unit). This includes approximately $3,944,000 (approximately $3,478,000 to the limited partners or $41.98 per limited partnership unit) distributed from operations and approximately $6,626,000 (approximately $6,494,000 to the limited partners or $78.38 per limited partnership unit) distributed from the net proceeds of the sale of Stoney Creek Apartments. Approximately $3,657,000 (approximately $3,584,000 to the limited partners or $43.26 per limited partnership unit) was distributed from the net proceeds of the refinancing of Autumn Run Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $4,949,000 (approximately $4,365,000 to the limited partners or $52.69 per limited partnership unit) from operations.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    2001          2000

Net income as reported                             $ 7,410      $ 2,580
Add (deduct):
   Depreciation differences                           (694)        (796)
   Change in prepaid rent                              (68)        (151)
   Gain on sale                                      3,479           --
   Other                                              (205)         100

Federal taxable income                             $ 9,922      $ 1,733
Federal taxable income per limited
   partnership unit                                $105.02      $ 18.45

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2001
Net liabilities as reported                     $ (2,492)
Land and buildings                                (2,642)
Accumulated depreciation                         (28,465)
Syndication                                       12,427
Other                                                394
Net liabilities - Federal tax basis             $(20,778)

Note G - Casualty Gains

During the year ended December 31, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

During the year ended December 31, 2001, a net casualty gain of approximately $46,000 was recorded at Wood Creek Apartments. The casualty gain related to flood damage in a unit caused by a water main break in 2001. The gain was a result of the receipt of insurance proceeds of approximately $71,000 offset by approximately $25,000 of undepreciated property improvements and replacements being written off.

Note H - Sale of Investment Property

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain of approximately $6,852,000. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized an extraordinary loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off.

Note I - Mortgage Refinancing

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off.

Note J - Loss on Sale of Equipment

During the year ended December 31, 2000, the Partnership sold its cable equipment at Plantation Creek Apartments for approximately $227,000. This equipment had a net book value of approximately $248,000 resulting in a loss of approximately $21,000 which is included in operating expenses.

Note K - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $104,000 and non-audit services (principally tax-related) of approximately $55,000.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                  Entity                 Number of Units      Percentage

      Insignia Properties, LP               17,341.5            20.93%
        (an affiliate of AIMCO)
      IPLP Acquisition I, LLC                5,459.0             6.59%
        (an affiliate of AIMCO)
      Market Ventures, LLC                      45.0             0.05%
        (an affiliate of AIMCO)
      AIMCO Properties, LP                  22,531.0            27.20%
        (an affiliate of AIMCO)

Insignia Properties, LP, IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees                          $1,147      $1,181
Reimbursement for services of affiliates             983         209
Partnership management incentive allocation          394         495

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,147,000 and $1,181,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $983,000 and $209,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $817,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distribution paid during the year ended December 31, 2001 and 2000 was approximately $394,000 and $495,000, respectively, and is included in distributions paid to the general partner.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $154,000 for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 45,376.50 limited partnership units (the "Units") in the Partnership representing 54.77% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 54.77% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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

      10.8 Contract of Sale between Registrant and Stoney Creek, LLC, a Texas Limited Liability Company, effective July 31, 2001, regarding the sale of Stoney Creek Apartments. Filed with the Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein.

      10.9 Amendment to Contract of Sale between Registrant and Stoney Creek, LLC, a Texas Limited Liability Company, effective July 31, 2001, regarding the sale of Stoney Creek Apartments. Filed with the Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein.

      10.10 Multifamily Note dated September 6, 2001, by and between Century Properties Growth Fund XXII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. Filed with the Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein.

      16 Letter dated November 11, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K.