Form 10QSB
period 2002-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2002-05-14
CIK 740156

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                $ 1,159
   Receivables and deposits                                                   1,237
   Restricted escrows                                                           366
   Other assets                                                               1,238
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 114,688
                                                              127,395
      Less accumulated depreciation                           (64,335)       63,060
                                                                           $ 67,060
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 284
   Tenant security deposit liabilities                                          295
   Accrued property taxes                                                     1,068
   Other liabilities                                                            695
   Mortgage notes payable                                                    67,970

Partners' (Deficit) Capital
   General partner                                           $ (7,868)
   Limited partners (82,848 units issued and
      outstanding)                                              4,616        (3,252)
                                                                           $ 67,060

         See Accompanying Notes to Consolidated Financial Statements


b)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                                           Three Months Ended
                                                                March 31,
                                                          2002           2001
Revenues:                                                             (Restated)
   Rental income                                         $4,496         $4,891
   Other income                                             426            305
   Casualty gain (Note C)                                    13             --
      Total revenues                                      4,935          5,196

Expenses:
   Operating                                              1,940          1,634
   General and administrative                               153            139
   Depreciation                                           1,186          1,131
   Interest                                               1,358          1,310
   Property taxes                                           511            449
      Total expenses                                      5,148          4,663

(Loss) income from continuing operations                   (213)           533
Income from discontinued operations                          --            174

Net (loss) income                                        $ (213)         $ 707

Net (loss) income allocated to general partner            $ (25)          $ 84
Net (loss) income allocated to limited partners            (188)           623

                                                         $ (213)         $ 707
Per limited partnership unit:
   (Loss) income from continuing operations              $(2.27)        $ 5.66
   Income from discontinued operations                       --           1.86

Net (loss) income per limited partnership unit           $(2.27)        $ 7.52

Distributions per limited partnership unit               $ 5.82         $17.43

         See Accompanying Notes to Consolidated Financial Statements

c)

                     CENTURY PROPERTIES GROWTH FUND XXII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $82,848

Partners' (deficit) capital at
  December 31, 2001                   82,848      $(7,778)     $ 5,286      $(2,492)

Net loss for the three months
  ended March 31, 2002                    --          (25)        (188)        (213)

Distributions to partners                 --          (65)        (482)        (547)

Partners' (deficit) capital at
  March 31, 2002                      82,848      $(7,868)     $ 4,616      $(3,252)

         See Accompanying Notes to Consolidated Financial Statements


d)

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                Three Months Ended
                                                                       March 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net (loss) income                                             $ (213)       $ 707
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,186        1,246
     Bad debt                                                       152           78
     Amortization of loan costs                                      47           53
     Casualty gain                                                  (13)         (74)
     Change in accounts:
      Receivables and deposits                                       98          284
      Other assets                                                 (125)          (8)
      Accounts payable                                                9          175
      Tenant security deposit liabilities                            --           (1)
      Accrued property taxes                                       (147)         (51)
      Other liabilities                                              84         (190)
        Net cash provided by operating activities                 1,078        2,219

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (95)           9
  Property improvements and replacements                           (471)        (580)
  Insurance proceeds received                                        13          104
        Net cash used in investing activities                      (553)        (467)

Cash flows from financing activities:
  Mortgage principal payments                                      (267)        (133)
  Distributions to partners                                        (547)      (1,637)
        Net cash used in financing activities                      (814)      (1,770)

Net decrease in cash and cash equivalents                          (289)         (18)

Cash and cash equivalents at beginning of period                  1,448        1,765
Cash and cash equivalents at end of period                      $ 1,159      $ 1,747

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,311       $ 984

At December 31, 2001, approximately $116,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2002.

         See Accompanying Notes to Consolidated Financial Statements


e)
                       CENTURY PROPERTIES GROWTH FUND XXII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as income from discontinued operations due to its sale in July 2001. The Partnership recognized income from discontinued operations of approximately $174,000 on revenues of approximately $631,000 for the three months ended March 31, 2001.

Reclassifications

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $264,000 and $300,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $58,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $16,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $55,000 of Partnership management incentive allocation was paid along with the distribution from operations made during the three months ended March 31, 2002. During the three months ended March 31, 2001, approximately $164,000 of Partnership management incentive allocation was paid. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $216,000 and $214,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In July 2001, flood damage occurred in a unit at Wood Creek Apartments due to a water main break. During 2001, the destroyed assets were written off and the Partnership recognized a casualty gain of approximately $46,000. During the first quarter of 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $13,000.

During the three months ended March 31, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated fixed assets being written off. This casualty gain is included in income from discontinued operations on the accompanying consolidated statements of operations.

Note D - Casualty Event

In January 2002, a fire occurred at Promontory Point Apartments which caused damage to 24 units of the complex. The restoration will be complete during 2002. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cooper's Pointe Apartments                    88%        88%
         North Charleston, South Carolina
      Copper Mill Apartments (5)                    95%        98%
         Richmond, Virginia
      Four Winds Apartments (2)                     97%        90%
         Overland Park, Kansas
      Autumn Run Apartments (1)                     92%        96%
         Naperville, Illinois
      Plantation Creek Apartments (5)               80%        91%
         Atlanta, Georgia
      Wood Creek Apartments (3)                     90%        97%
         Mesa, Arizona
      Promontory Point Apartments (4)               85%        94%
         Austin, Texas
      Hampton Greens Apartments                     91%        90%
         Dallas, Texas

(1) The decrease in occupancy at Autumn Run Apartments is due to rental concessions that were offered to tenants during 2001 which are not offered in 2002.

(2) The increase in occupancy at Four Winds Apartments is due to an aggressive marketing and resident retention program.

(3) The decrease in occupancy at Wood Creek Apartments is due to road construction in the surrounding area.

(4) The decrease in occupancy at Promontory Point Apartments is due to a fire that caused damage to 24 units in January 2002.

(5) The decrease in occupancy at Copper Mill Apartments and Plantation Creek Apartments is due to a slower economy in the respective areas during the first quarter of 2002 versus the first quarter of 2001.

Management is implementing new marketing strategies which may included rental concessions to make Plantation Creek and Wood Creek Apartments more competitive within their markets.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002 was approximately $213,000 compared to net income of approximately $707,000 for the comparable period in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as income from discontinued operations due to its sale in July 2001. The Partnership recognized income from discontinued operations of approximately $174,000 on revenues of approximately $631,000 for the three months ended March 31, 2001.

The Partnership recognized a loss from continuing operations for the three months ended March 31, 2002 of approximately $213,000 compared to income from continuing operations of approximately $533,000 for the three months ended March 31, 2001. Income from continuing operations decreased due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses was due to an increase in operating, depreciation, interest and property tax expenses. Operating expense increased due to an increase in property insurance premiums at all of the remaining investment properties and increases in the cost of courtesy patrol, utilities, administrative and eviction expenses at Plantation Creek Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage note payable encumbering Autumn Run Apartments in September 2001 which created a higher average debt balance during 2002. Property tax expense increased due to an additional billing in 2002 by the local taxing authorities related to the 2001 tax year at Cooper's Pointe Apartments.

Included in the general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

Total revenues decreased due to a decrease in rental income offset by an increase in other income, and to a lesser extent, a casualty gain at Wood Creek Apartments. Rental income decreased due to a decrease in occupancy at five of the Partnership's eight investment properties coupled with an increase in bad debt expense primarily at Plantation Creek Apartments. Other income increased due to increases in utility reimbursements at all of the investment properties.

In July 2001, flood damage occurred in a unit at Wood Creek Apartments due to a water main break. During 2001, the destroyed assets were written off and the Partnership recognized a casualty gain of approximately $46,000. During the first quarter of 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $13,000.

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

Capital Resources and Liquidity

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,159,000 compared to approximately $1,747,000 at March 31, 2001. Cash and cash equivalents decreased approximately $289,000 from December 31, 2001 due to approximately $814,000 and $553,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $1,078,000 of cash provided by operating activities. Cash used in financing activities consists of principal payments made on the mortgages encumbering the Partnership's investment properties and cash distributions made to the partners. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders slightly offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cooper's Pointe

Approximately $122,000 has been budgeted for capital improvements at Cooper's Pointe for 2002 consisting primarily of appliance, air conditioning unit, water heater and floor covering replacements and roof replacement. The Partnership completed approximately $18,000 in capital expenditures at Cooper's Pointe Apartments during the three months ended March 31, 2002, consisting primarily of floor covering replacements and other building improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $70,000 has been budgeted for capital improvements at Copper Mill for 2002 consisting primarily of floor covering replacements. The Partnership completed approximately $22,000 in capital expenditures at Copper Mill Apartments during the three months ended March 31, 2002, consisting primarily of floor covering replacements and office computer upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $217,000 has been budgeted for capital improvements at Four Winds for 2002 consisting primarily of appliance and floor covering replacements, water heater and air conditioning upgrades, structural improvements and major landscaping. The Partnership completed approximately $61,000 in capital expenditures at Four Winds Apartments during the three months ended March 31, 2002, consisting primarily of floor covering, water heater and appliance replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $117,000 has been budgeted for capital improvements at Autumn Run for 2002 consisting primarily of appliance and floor covering replacements, roof and air condition upgrades and landscaping improvements. The Partnership completed approximately $40,000 in capital expenditures at Autumn Run Apartments during the three months ended March 31, 2002, consisting primarily of floor covering and appliance replacements, office computer upgrades and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

Approximately $167,000 has been budgeted for capital improvements at Plantation Creek for 2002 consisting primarily of floor covering replacements. The Partnership completed approximately $89,000 in capital expenditures at Plantation Creek Apartments during the three months ended March 31, 2002, consisting primarily of countertop, floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

Approximately $150,000 has been budgeted for capital improvements at Wood Creek for 2002 consisting primarily of window treatments, air conditioning upgrades and appliance and floor covering replacements. The Partnership completed approximately $58,000 in capital expenditures at Wood Creek Apartments during the three months ended March 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing and air conditioning upgrades. These improvements were funded from operating cash flow and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $95,000 has been budgeted for capital improvements at Promontory Point for 2002 consisting primarily of appliance replacements, window treatments, water heaters, roof replacement, air conditioning upgrades and swimming pool improvements. The Partnership completed approximately $37,000 in capital expenditures at Promontory Point Apartments during the three months ended March 31, 2002, consisting primarily of floor covering and appliance replacements, window treatments and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $106,000 has been budgeted for capital improvements at Hampton Greens for 2002 consisting primarily of floor covering replacements, air conditioning and water heater upgrades, structural improvements, major landscaping and parking lot improvements. The Partnership completed approximately $30,000 in capital expenditures at Hampton Greens Apartments during the three months ended March 31, 2002, consisting primarily of floor covering replacements and air conditioning and plumbing upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. At March 31, 2002, the balance of this mortgage is approximately $12,998,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Exclusive of Autumn Run, the Partnership's indebtedness of approximately $54,972,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations           $ 547           $ 5.82           $1,637           $17.43

Future  cash  distributions  will  depend on the levels of cash  generated  from
operations,   the  availability  of  cash  reserves,  and  the  timing  of  debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2002 or subsequent periods.

AIMCO and its affiliates owned 45,396.5 limited partnership units (the "Units") in the Partnership representing 54.80% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.80% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 17,023.5 Units, such affiliates are required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or any other affiliates' ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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