Form 10QSB
period 2002-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2002-08-14
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CENTURY PROPERTIES GROWTH FUND XXII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 994
   Receivables and deposits                                                   1,121
   Restricted escrows                                                           379
   Other assets                                                               1,228
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 115,060
                                                              127,767
      Less accumulated depreciation                           (65,509)       62,258
                                                                           $ 65,980
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 325
   Tenant security deposit liabilities                                          297
   Accrued property taxes                                                     1,098
   Other liabilities                                                            705
   Mortgage notes payable                                                    67,698

Partners' (Deficit) Capital
   General partner                                           $ (7,973)
   Limited partners (82,848 units issued and
      outstanding)                                              3,830        (4,143)
                                                                           $ 65,980



         See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2002         2001          2002        2001
Revenues:                                             (Restated)                (Restated)
  Rental income                           $ 4,493       $ 4,874      $ 8,989      $ 9,765
  Other income                                383           347          809          652
  Casualty gain                                --            --           13           --
     Total revenues                         4,876         5,221        9,811       10,417

Expenses:
  Operating                                 1,787         1,755        3,727        3,389
  General and administrative                  106           143          259          282
  Depreciation                              1,174         1,141        2,360        2,272
  Interest                                  1,353         1,303        2,711        2,613
  Property taxes                              449           458          960          907
     Total expenses                         4,869         4,800       10,017        9,463

Income (loss) from continuing
  operations                                    7           421         (206)         954
Income from discontinued operations            --            82           --          256

Net income (loss)                           $ 7          $ 503        $ (206)     $ 1,210

Net income (loss) allocated to
  general partner                           $ 1          $ 59         $ (24)       $ 143
Net income (loss) allocated to
  limited partners                              6           444         (182)       1,067

                                            $ 7          $ 503        $ (206)     $ 1,210
Per limited partnership unit:
  Income (loss) from continuing
    operations                             $ 0.07       $ 4.49       $ (2.20)     $ 10.16
  Income from discontinued operations          --          0.87           --         2.72

Net income (loss) per limited
  partnership unit                         $ 0.07       $ 5.36       $ (2.20)     $ 12.88

Distributions per limited partnership
  unit                                     $ 9.56       $ 14.41      $ 15.38      $ 31.84

         See Accompanying Notes to Consolidated Financial Statements


                     CENTURY PROPERTIES GROWTH FUND XXII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,848       $ --       $82,848      $82,848

Partners' (deficit) capital at
   December 31, 2001                  82,848     $(7,778)     $ 5,286      $(2,492)

Net loss for the six months
   ended June 30, 2002                    --         (24)        (182)        (206)

Distributions to partners                 --        (171)      (1,274)      (1,445)

Partners' (deficit) capital at
   June 30, 2002                      82,848     $(7,973)     $ 3,830      $(4,143)

         See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Six Months Ended
                                                                        June 30,
                                                                 2002         2001
Cash flows from operating activities:
  Net (loss) income                                             $ (206)      $ 1,210
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 2,360        2,499
     Bad debt                                                       319           --
     Amortization of loan costs                                      93          105
     Casualty gain                                                  (13)         (74)
     Change in accounts:
      Receivables and deposits                                       47          354
      Other assets                                                 (161)        (171)
      Accounts payable                                               (5)         243
      Tenant security deposit liabilities                             2          (19)
      Accrued property taxes                                       (117)          87
      Other liabilities                                              94          (97)
        Net cash provided by operating activities                 2,413        4,137

Cash flows from investing activities:
  Property improvements and replacements                           (788)      (1,234)
  Net (deposits to) withdrawals from restricted escrows            (108)          62
  Insurance proceeds received                                        13          104
        Net cash used in investing activities                      (883)      (1,068)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                     (539)        (334)
  Distributions to partners                                      (1,445)      (2,991)
        Net cash used in financing activities                    (1,984)      (3,325)

Net decrease in cash and cash equivalents                          (454)        (256)

Cash and cash equivalents at beginning of period                  1,448        1,765
Cash and cash equivalents at end of period                       $ 994       $ 1,509

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,618      $ 2,787

At June 30, 2002 and December 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $55,000 and $116,000, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as income from discontinued operations due to its sale in July 2001. The Partnership recognized income from discontinued operations of approximately $256,000 on revenues of approximately $1,321,000 for the six months ended June 30, 2001.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $517,000 and $600,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $170,000 and $110,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $80,000 and $26,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $145,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the six months ended June 30, 2002. During the six months ended June 30, 2001, approximately $299,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $216,000 and $214,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In July 2001, flood damage occurred in a unit at Wood Creek Apartments due to a water main break. During 2001, the destroyed assets were written off and the Partnership recognized a casualty gain of approximately $46,000. During the six months ended June 30, 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $13,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cooper's Pointe Apartments (1)                91%        88%
         North Charleston, South Carolina
      Copper Mill Apartments                        95%        97%
         Richmond, Virginia
      Four Winds Apartments (1)                     96%        92%
         Overland Park, Kansas
      Autumn Run Apartments (2)                     93%        96%
         Naperville, Illinois
      Plantation Creek Apartments (3)               83%        90%
         Atlanta, Georgia
      Wood Creek Apartments (4)                     88%        94%
         Mesa, Arizona
      Promontory Point Apartments (5)               84%        91%
         Austin, Texas
      Hampton Greens Apartments                     92%        91%
         Dallas, Texas

(1) The increase in occupancy at Cooper's Pointe and Four Winds Apartments is due to an aggressive marketing and resident retention program.

(2) The decrease in occupancy at Autumn Run Apartments is due to the loss of high technology jobs in the Naperville area as well as increased competition in the area as a result of new construction.

(3) The decrease in occupancy at Plantation Creek Apartments is due to a slower economy in the area during the six months ended June 30, 2002 versus the comparable period of 2001.

(4) The decrease in occupancy at Wood Creek Apartments is due to road construction in the surrounding area.

(5) The decrease in occupancy at Promontory Point Apartments is primarily due to a fire that caused damage to 24 units in January 2002.

Results of Operations

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as income from discontinued operations due to its sale in July 2001. The Partnership recognized income from discontinued operations of approximately $256,000 on revenues of approximately $1,321,000 for the six months ended June 30, 2001.

The Partnership recognized a loss from continuing operations for the six months ended June 30, 2002 of approximately $206,000 compared to income from continuing operations of approximately $954,000 for the six months ended June 30, 2001. Income from continuing operations decreased due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses was due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased due to an increase in property insurance premiums at all of the remaining investment properties and increases in the cost of courtesy patrol, utilities, administrative and maintenance expenses at Plantation Creek Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage note payable encumbering Autumn Run Apartments in September 2001 which created a higher average debt balance during 2002. Property tax expense increased due to an additional billing in 2002 by the local taxing authorities related to the 2001 tax year at Cooper's Pointe Apartments along with adjustments to the tax accruals for Autumn Run and Promontory Point as a result of an increase in taxes owed for the properties.

Total revenues decreased as a result of a decrease in rental income partially offset by an increase in other income, and to a lesser extent, a casualty gain at Wood Creek Apartments. Rental income decreased due to a decrease in occupancy at five of the Partnership's eight investment properties coupled with an increase in bad debt expense primarily at Plantation Creek Apartments. Other income increased due to increases in utility reimbursements at all of the investment properties.

In July 2001, flood damage occurred in a unit at Wood Creek Apartments due to a water main break. During 2001, the destroyed assets were written off and the Partnership recognized a casualty gain of approximately $46,000. During the six months ended June 30, 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $13,000.

The Partnership recognized income from continuing operations for the three months ended June 30, 2002 of approximately $7,000 as compared to approximately $421,000 for the comparable period in 2001. Income from continuing operations decreased due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation, and interest expenses, as discussed above. Total revenues decreased due to a decrease in rental income slightly offset by an increase in other income as discussed above.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. General and administrative expenses decreased for both the three and six months ended June 30, 2002 as compared to the same periods in 2001 as a result of a decrease in professional fees.

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

Capital Resources and Liquidity

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $994,000 as compared to approximately $1,509,000 at June 30, 2001. Cash and cash equivalents decreased approximately $454,000 from December 31, 2001. The decrease in cash and cash equivalents is due to approximately $1,984,000 and $883,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $2,413,000 of cash provided by operating activities. Cash used in financing activities consists of cash distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cooper's Pointe

Approximately $130,000 has been budgeted for capital improvements at Cooper's Pointe consisting primarily of roof, appliance, and floor covering replacements. The Partnership completed approximately $81,000 in capital expenditures at Cooper's Pointe Apartments during the six months ended June 30, 2002, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $66,000 has been budgeted for capital improvements at Copper Mill consisting primarily of floor covering replacements. The Partnership completed approximately $35,000 in capital expenditures at Copper Mill Apartments during the six months ended June 30, 2002, consisting primarily of floor covering replacements and maintenance equipment. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $222,000 has been budgeted for capital improvements at Four Winds consisting primarily of appliance, floor covering and air conditioning replacements, major landscaping and structural improvements. The Partnership completed approximately $121,000 in capital expenditures at Four Winds Apartments during the six months ended June 30, 2002, consisting primarily of major landscaping, exterior painting, floor covering and furniture and fixture replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $123,000 has been budgeted for capital improvements at Autumn Run consisting primarily of appliance, air conditioning, lighting, and floor covering replacements and major landscaping. The Partnership completed approximately $85,000 in capital expenditures at Autumn Run Apartments during the six months ended June 30, 2002, consisting primarily of structural improvements, floor covering replacements and electrical upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Plantation Creek

Approximately $191,000 has been budgeted for capital improvements at Plantation Creek consisting primarily of structural improvements and floor covering replacements. The Partnership completed approximately $150,000 in capital expenditures at Plantation Creek Apartments during the six months ended June 30, 2002, consisting primarily of building improvements, flooring, countertop and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

Approximately $150,000 has been budgeted for capital improvements at Wood Creek consisting primarily of window treatments, appliances, air conditioning units and floor covering replacements. The Partnership completed approximately $78,000 in capital expenditures at Wood Creek Apartments during the six months ended June 30, 2002, consisting primarily of air conditioning units and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $187,000 has been budgeted for capital improvements at Promontory Point consisting primarily of roof and floor covering replacements and fire safety improvements. The Partnership completed approximately $140,000 in capital expenditures at Promontory Point Apartments during the six months ended June 30, 2002, consisting primarily of major landscaping, swimming pool construction and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $95,000 has been budgeted for capital improvements at Hampton Greens consisting primarily of floor covering and air conditioning replacements and structural improvements. The Partnership completed approximately $37,000 in capital expenditures at Hampton Greens Apartments during the six months ended June 30, 2002, consisting primarily of floor covering and plumbing fixture replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. At June 30, 2002, the balance of this mortgage is approximately $12,920,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Exclusive of Autumn Run, the Partnership's indebtedness of approximately $54,778,000 is being amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $1,445           $15.38           $2,991           $31.84

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,396.50 limited partnership units (the "Units") in the Partnership representing 54.80% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.80% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented, contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CENTURY PROPERTIES GROWTH FUND XXII


                                    By:   FOX PARTNERS IV
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.