Form 10QSB
period 2002-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2002-11-14
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  967
   Receivables and deposits                                                   1,465
   Restricted escrows                                                           388
   Other assets                                                               1,205
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 115,768
                                                              128,475
      Less accumulated depreciation                           (66,441)       62,034
                                                                           $ 66,059
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 468
   Tenant security deposit liabilities                                          317
   Accrued property taxes                                                     1,405
   Other liabilities                                                            720
   Mortgage notes payable                                                    67,421

Partners' (Deficit) Capital
   General partner                                           $ (7,988)
   Limited partners (82,848 units issued and
      outstanding)                                              3,716        (4,272)
                                                                           $ 66,059



            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                            2002         2001          2002        2001
Revenues:                                             (Restated)                (Restated)
  Rental income                           $ 4,372       $ 4,770      $13,361      $14,535
  Other income                                465           344        1,274          996
  Casualty gain                               531            --          544           --
     Total revenues                         5,368         5,114       15,179       15,531

Expenses:
  Operating                                 1,908         1,844        5,635        5,233
  General and administrative                  117           159          376          441
  Depreciation                              1,180         1,147        3,540        3,419
  Interest                                  1,346         1,351        4,057        3,964
  Property taxes                              476           455        1,436        1,362
     Total expenses                         5,027         4,956       15,044       14,419

Income from continuing operations             341           158          135        1,112
Loss from discontinued operations              --          (979)          --         (723)
Gain on sale of discontinued
  operations                                   --         6,774           --        6,774

Net income                                 $ 341        $ 5,953       $ 135       $ 7,163

Net income allocated to general
  partner                                   $ 40         $ 702         $ 16        $ 845
Net income allocated to limited
  partners                                    301         5,251          119        6,318

                                           $ 341        $ 5,953       $ 135       $ 7,163
Per limited partnership unit:
  Income from continuing operations        $ 3.63       $ 1.68        $ 1.44      $ 11.84
  Loss from discontinued operations            --        (10.42)          --        (7.70)
  Gain on sale of discontinued
    operations                                 --         72.12           --        72.12

Net income per limited partnership
  unit                                     $ 3.63       $ 63.38       $ 1.44      $ 76.26

Distributions per limited partnership
  unit                                     $ 5.01       $106.11      $ 20.39      $137.95

            See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES GROWTH FUND XXII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,848       $ --       $82,848      $82,848

Partners' (deficit) capital at
   December 31, 2001                  82,848     $(7,778)     $ 5,286      $(2,492)

Net income for the nine months
   ended September 30, 2002               --          16          119          135

Distributions to partners                 --        (226)      (1,689)      (1,915)

Partners' (deficit) capital at
   September 30, 2002                 82,848     $(7,988)     $ 3,716      $(4,272)

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                       $ 135       $ 7,163
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   3,540        3,683
     Bad debt                                                         515          235
     Amortization of loan costs                                       138          153
     Gain on sale of discontinued operations                           --       (6,774)
     Loss on early extinguishment of debt                              --          984
     Casualty gain                                                   (544)         (74)
     Change in accounts:
      Receivables and deposits                                       (493)        (269)
      Other assets                                                   (183)        (234)
      Accounts payable                                                154           32
      Tenant security deposit liabilities                              22          (82)
      Accrued property taxes                                          190          216
      Other liabilities                                               109         (243)
        Net cash provided by operating activities                   3,583        4,790

Cash flows from investing activities:
  Property improvements and replacements                           (1,975)      (2,310)
  Net (deposits to) withdrawals from restricted escrows              (117)         133
  Insurance proceeds received                                         759          104
  Net proceeds from sale of discontinued operations                    --       14,130
        Net cash (used in) provided by investing activities        (1,333)      12,057

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (816)        (524)
  Distributions to partners                                        (1,915)     (11,961)
  Debt extinguishment costs                                            --         (853)
  Proceeds from refinancing                                            --       13,125
  Loan costs paid                                                      --         (241)
  Repayment of mortgage notes payable                                  --      (15,751)
        Net cash used in financing activities                      (2,731)     (16,205)

Net (decrease) increase in cash and cash equivalents                 (481)         642

Cash and cash equivalents at beginning of period                    1,448        1,765
Cash and cash equivalents at end of period                         $ 967       $ 2,407

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 3,920      $ 4,206

At September 30, 2002 and December 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $39,000 and $116,000, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as a loss from discontinued operations due to its sale in July 2001. The Partnership recognized a loss from discontinued operations of approximately $723,000 on revenues of approximately $1,428,000 for the nine months ended September 30, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the losses on early extinguishment of debt of approximately $953,000 at Stoney Creek Apartments (see "Note D") and approximately $31,000 at Autumn Run Apartments (see "Note E") in loss from discontinued operations and interest expense, respectively, rather than as an extraordinary item.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $762,000 and $890,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $253,000 and $861,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $122,000 and $737,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $192,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, approximately $299,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership had no outstanding amounts due under this line of credit at September 30, 2002. Subsequent to September 30, 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. This advance is expected to be repaid from operating cash flow generated by the property.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $216,000 and $214,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

During the nine months ended September 30, 2002, the Partnership recorded a net casualty gain of approximately $544,000 which was the result of a $531,000 casualty gain recorded at Promontory Point Apartments and a $13,000 casualty gain recorded at Wood Creek Apartments. The casualty gain at Promontory Point Apartments related to a fire in January 2002 which caused damage to 24 units of the complex. The gain was a result of the receipt of insurance proceeds of approximately $746,000 offset by approximately $215,000 of undepreciated fixed assets being written off.

The casualty gain at Wood Creek Apartments related to a water main break in July 2001 which caused damage to one unit of the complex. During 2001, the related assets were written off and the Partnership recognized a casualty gain of approximately $46,000. During the nine months ended September 30, 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of $13,000.

During the nine months ended September 30, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated fixed assets being written off. This casualty gain is included in the loss from discontinued operations on the accompanying consolidated statements of operations.

Note D - Sale of Investment Property

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain on the sale of discontinued operations of approximately $6,774,000 as of September 30, 2001. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized a loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off. The loss on early extinguishment of debt is included in the loss from discontinued operations for the three and nine months ended September 30, 2001.

Note E - Mortgage Refinancing

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of approximately $102,000 are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000 of which approximately $131,000 was paid to the Managing General Partner in accordance with the terms of the Partnership Agreement. The Partnership recorded a loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off. The loss is included in interest expense for the three and nine months ended September 30, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cooper's Pointe Apartments                    92%        90%
         North Charleston, South Carolina
      Copper Mill Apartments                        95%        97%
         Richmond, Virginia
      Four Winds Apartments                         95%        93%
         Overland Park, Kansas
      Autumn Run Apartments (1)                     92%        95%
         Naperville, Illinois
      Plantation Creek Apartments (2)               85%        90%
         Atlanta, Georgia
      Wood Creek Apartments (3)                     85%        94%
         Mesa, Arizona
      Promontory Point Apartments (4)               85%        91%
         Austin, Texas
      Hampton Greens Apartments                     92%        90%
         Dallas, Texas

(1) The decrease in occupancy at Autumn Run Apartments is due to the loss of high technology jobs in the Naperville area as well as increased competition in the area as a result of new construction.

(2) The decrease in occupancy at Plantation Creek Apartments is due to a slower economy in the area during the nine months ended September 30, 2002 versus the comparable period of 2001.

(3) The decrease in occupancy at Wood Creek Apartments is due to road construction in the surrounding area as well as increased competition in the Mesa market.

(4) The decrease in occupancy at Promontory Point Apartments is primarily due to a fire that caused damage to 24 units in January 2002. The damaged units were available for rent during July 2002.

Results of Operations

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as a loss from discontinued operations due to its sale in July 2001. The Partnership recognized a loss from discontinued operations of approximately $723,000 on revenues of approximately $1,428,000 for the nine months ended September 30, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the losses on early extinguishment of debt of approximately $953,000 at Stoney Creek Apartments and approximately $31,000 at Autumn Run Apartments in loss from discontinued operations and interest expense, respectively, rather than as an extraordinary item.

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain on the sale of discontinued operations of approximately $6,774,000 as of September 30, 2001. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized a loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off. The loss on early extinguishment of debt is included in the loss from discontinued operations for the three and nine months ended September 30, 2001.

The Partnership recognized income from continuing operations of approximately $135,000 and $1,112,000 for the nine months ended September 30, 2002 and 2001, respectively. Income from continuing operations decreased due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses was due to increases in operating, depreciation, interest and property tax expenses slightly offset by a decrease in general and administrative expense. Operating expense increased due to an increase in utility costs, especially at Autumn Run Apartments, increases in insurance premiums at Promontory Point Apartments and Hampton Greens Apartments and an increase in maintenance costs at Plantation Creek Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage note payable encumbering Autumn Run Apartments in September 2001 which created a higher average debt balance during 2002. Property tax expense increased due to an additional billing in 2002 by the local taxing authorities related to the 2001 tax year at Cooper's Pointe Apartments along with adjustments to the tax accruals for Autumn Run Apartments and Promontory Point Apartments as a result of an increase in taxes owed for the properties. General and administrative expense decreased due to a decrease in professional fees associated with the management of the Partnership.

Total revenues decreased as a result of a decrease in rental income partially offset by an increase in other income and a casualty gain at Promontory Point Apartments and Wood Creek Apartments. Rental income decreased due to a decrease in occupancy at five of the Partnership's eight investment properties coupled with an increase in bad debt expense primarily at Wood Creek Apartments and Plantation Creek Apartments. Other income increased due to increases in utility reimbursements at all of the Partnership's investment properties and an increase in lease cancellation fees at Plantation Creek Apartments and Four Winds Apartments.

During the nine months ended September 30, 2002, the Partnership recorded a net casualty gain of approximately $544,000 which was the result of a $531,000 casualty gain recorded at Promontory Point Apartments and a $13,000 casualty gain recorded at Wood Creek Apartments. The casualty gain at Promontory Point Apartments related to a fire in January 2002 which caused damage to 24 units of the complex. The gain was a result of the receipt of insurance proceeds of approximately $746,000 offset by approximately $215,000 of undepreciated fixed assets being written off.

The casualty gain at Wood Creek Apartments related to a water main break in July 2001 which caused damage to one unit of the complex. During 2001, the related assets were written off and the Partnership recognized a casualty gain of approximately $46,000. During the nine months ended September 30, 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of $13,000.

The Partnership recognized income from continuing operations for the three months ended September 30, 2002 of approximately $341,000 as compared to approximately $158,000 for the comparable period in 2001. The increase in income from continuing operations is due to an increase in total revenues slightly offset by an increase in total expenses. Total revenues increased due to the casualty gain recognized at Promontory Point Apartments and an increase in other income offset by a decrease in rental income as discussed above. Total expenses increased due to an increase in operating, depreciation and property tax expenses partially offset by a decrease in general and administrative expense as discussed above.

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

Capital Resources and Liquidity

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $967,000 as compared to approximately $2,407,000 at September 30, 2001. Cash and cash equivalents decreased approximately $481,000 from December 31, 2001. The decrease in cash and cash equivalents is due to approximately $2,731,000 and $1,333,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $3,583,000 of cash provided by operating activities. Cash used in financing activities consists of cash distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consists of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership had no outstanding amounts due under this line of credit at September 30, 2002. Subsequent to September 30, 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. This advance is expected to be repaid from operating cash flow generated by the property.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Cooper's Pointe

Approximately $186,000 has been budgeted for capital improvements at Cooper's Pointe consisting primarily of major landscaping, water submetering and roof, appliance, and floor covering replacements. The Partnership completed approximately $105,000 in capital expenditures at Cooper's Pointe Apartments during the nine months ended September 30, 2002, consisting primarily of water submetering, floor covering and air conditioning replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

Approximately $81,000 has been budgeted for capital improvements at Copper Mill consisting primarily of floor covering replacements. The Partnership completed approximately $67,000 in capital expenditures at Copper Mill Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering and air conditioning replacements and maintenance equipment. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

Approximately $250,000 has been budgeted for capital improvements at Four Winds consisting primarily of appliance, floor covering and air conditioning replacements, major landscaping and structural improvements. The Partnership completed approximately $256,000 in budgeted and unbudgeted capital expenditures at Four Winds Apartments during the nine months ended September 30, 2002, consisting primarily of major landscaping, exterior painting and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

Approximately $142,000 has been budgeted for capital improvements at Autumn Run consisting primarily of appliance, air conditioning, lighting, and floor covering replacements and major landscaping. The Partnership completed approximately $162,000 in budgeted and unbudgeted capital expenditures at Autumn Run Apartments during the nine months ended September 30, 2002, consisting primarily of structural improvements, roof, appliance and floor covering replacements and electrical upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Plantation Creek

Approximately $208,000 has been budgeted for capital improvements at Plantation Creek consisting primarily of structural improvements, major landscaping and floor covering replacements. The Partnership completed approximately $202,000 in capital expenditures at Plantation Creek Apartments during the nine months ended September 30, 2002, consisting primarily of structural improvements and floor covering, countertop and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

Approximately $161,000 has been budgeted for capital improvements at Wood Creek consisting primarily of window treatments, appliances, air conditioning units and floor covering replacements. The Partnership completed approximately $112,000 in capital expenditures at Wood Creek Apartments during the nine months ended September 30, 2002, consisting primarily of air conditioning units, appliances and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

Approximately $227,000 has been budgeted for capital improvements at Promontory Point consisting primarily of roof, appliance and floor covering replacements and fire safety improvements. The Partnership completed approximately $921,000 in budgeted and unbudgeted capital expenditures at Promontory Point Apartments during the nine months ended September 30, 2002, consisting primarily of building improvements as a result of the January 2002 fire, major landscaping, swimming pool construction and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

Approximately $114,000 has been budgeted for capital improvements at Hampton Greens consisting primarily of floor covering and air conditioning replacements and structural improvements. The Partnership completed approximately $73,000 in capital expenditures at Hampton Greens Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering, air conditioning and plumbing fixture replacements and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. At September 30, 2002, the balance of this mortgage is approximately $12,840,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Exclusive of Autumn Run, the Partnership's indebtedness of approximately $54,581,000 is being amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                    September 30, 2002      Unit      September 30, 2001      Unit

Operations                $ 1,915          $ 20.39          $ 2,991          $ 31.84
Refinancing (1)                --               --            2,344            27.73
Sale (2)                       --               --            6,626            78.38
                          $ 1,915          $ 20.39          $11,961          $137.95

(1) From the refinancing of Autumn Run Apartments in 2001.

(2) From the sale of Stoney Creek Apartments in 2001.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,252.50 limited partnership units (the "Units") in the Partnership representing 55.83% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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


                                    By:   FOX PARTNERS IV
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Growth Fund XXII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Growth Fund XXII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                  _______________________
                                  Paul J. McAuliffe
                                  Executive Vice President and Chief Financial
                                  Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.