Form 10QSB/A
period 2002-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2003-01-09
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended September 30, 2002


[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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

The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-QSB filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-QSB filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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


                                    Date: January 9, 2003

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


Date:  November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

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


Date:  November 13, 2002

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

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