Form 10KSB
period 2002-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2003-03-28
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $19,770,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2002.


                          Gross
                         Carrying    Accumulated                          Federal
Property                  Value     Depreciation     Rate     Method     Tax Basis
                             (in thousands)                            (in thousands)
Wood Creek               $ 17,964      $ 9,535     5-30 yrs    S/L        $  3,190
Plantation Creek           29,326       16,382     5-30 yrs    S/L           5,148
Four Winds                 18,658        9,342     5-30 yrs    S/L           4,531
Copper Mill                10,070        5,105     5-30 yrs    S/L           4,269
Cooper's Pointe             8,092        4,545     5-30 yrs    S/L           1,340
Autumn Run                 18,733        9,785     5-30 yrs    S/L           4,181
Promontory Point           13,302        6,438     5-30 yrs    S/L           3,427
Hampton Greens             12,789        6,504     5-30 yrs    S/L           3,433

                         $128,934     $ 67,636                            $ 29,519

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain on the sale of the investment property of approximately $6,852,000 for the year ended December 31, 2001. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized a loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             2002          Rate    Amortized     Date     Maturity (1)
                     (in thousands)                                   (in thousands)

Wood Creek              $11,933        7.93%      30 yrs     2/2006       $11,319
Plantation Creek         14,709        7.93%      30 yrs     2/2006        13,952
Four Winds                8,962        7.93%      30 yrs     2/2006         8,489
Copper Mill               5,632        7.88%      30 yrs     1/2006         5,347
Cooper's Pointe           3,924        7.88%      30 yrs     1/2006         3,725
Autumn Run               12,759        7.02%      20 yrs    10/2021            --
Promontory Point          3,809        7.04%      30 yrs     5/2008         3,442
Hampton Greens            5,355        7.88%      30 yrs     1/2006         5,084
  Total                 $67,083                                           $51,358

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                         Average Annual                 Average
                                          Rental Rates                 Occupancy
                                   (per unit)
 Property                             2002            2001         2002        2001
 Wood Creek (1)                      $ 7,702        $ 7,868         84%         95%
 Plantation Creek (2)                  9,068          9,891         84%         90%
 Four Winds                            8,376          8,614         96%         94%
 Copper Mill                           9,224          9,138         96%         97%
 Cooper's Pointe (3)                   7,702          8,101         93%         90%
 Autumn Run                            9,714         10,330         92%         93%
 Promontory Point (4)                  7,988          8,691         87%         90%
 Hampton Greens                        6,537          6,843         92%         90%

(1) The decrease in occupancy at Wood Creek Apartments is due to road construction in the surrounding area as well as increased competition in the Mesa market.

(2) The decrease in occupancy at Plantation Creek Apartments is due to a slower economy in the area during the year ended December 31, 2002 versus the comparable period of 2001.

(3) The increase in occupancy at Cooper's Pointe is due to an aggressive marketing program implemented by the property management team and a slight decrease in average rental rates.

(4) The decrease in occupancy at Promontory Point Apartments is primarily due to a fire that caused damage to 24 units in January 2002. The damaged units became available for rent during July 2002.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                   2002                 2002
                                 Billing                Rate
                              (in thousands)
Wood Creek                         $202                1.18%
Plantation Creek                    296                3.63%
Four Winds                          187                1.08%
Copper Mill                          91                0.94%
Cooper's Pointe                     127                1.64%
Autumn Run                          373                6.89%
Promontory Point                    272                2.69%
Hampton Greens                      240                2.80%

Capital Expenditures

Wood Creek

The Partnership completed approximately $179,000 in capital expenditures at Wood Creek Apartments during the year ended December 31, 2002, consisting primarily of air conditioning upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $130,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Creek

The Partnership completed approximately $341,000 in capital expenditures at Plantation Creek Apartments during the year ended December 31, 2002, consisting primarily of floor covering and appliance replacements, structural improvements and countertops. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $145,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

The Partnership completed approximately $306,000 in capital expenditures at Four Winds Apartments during the year ended December 31, 2002, consisting primarily of water heater replacements, furniture and fixtures, floor covering and appliance replacements, major landscaping and exterior painting. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $100,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

The Partnership completed approximately $74,000 in capital expenditures at Copper Mill Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacements, air conditioning upgrades, and maintenance equipment. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $58,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pointe

The Partnership completed approximately $119,000 in capital expenditures at Cooper's Pointe Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacements, water submetering and air conditioning upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $58,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

The Partnership completed approximately $211,000 in capital expenditures at Autumn Run Apartments during the year ended December 31, 2002, consisting primarily of air conditioning upgrades, appliance and floor covering replacements, structural improvements and roof replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $96,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Promontory Point

The Partnership completed approximately $1,042,000 in capital expenditures at Promontory Point Apartments during the year ended December 31, 2002, consisting primarily of building improvements, appliance and floor covering replacements, and major landscaping. These improvements were funded from insurance proceeds, replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $76,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

The Partnership completed approximately $85,000 in capital expenditures at Hampton Greens Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacements, plumbing fixtures, air conditioning and swimming pool improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $77,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 3,175 holders of record owning an aggregate of 82,848 Units at December 31, 2002. Affiliates of the Managing General Partner owned 46,312.50 Units or 55.90% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2002       Unit      December 31, 2001       Unit

Operations                $ 1,915          $ 20.39          $ 3,944          $ 41.98
Refinancing (1)                --               --            3,657            43.26
Sale (2)                       --               --            6,626            78.38
                          $ 1,915          $ 20.39          $14,227          $163.62

(1) From the refinancing of Autumn Run Apartments in 2001.

(2) From the sale of Stoney Creek Apartments in 2001.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2003 or subsequent periods.

AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.90% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as a loss from discontinued operations due to its sale in July 2001. The Partnership recognized a loss from discontinued operations of approximately $723,000 on revenues of approximately $1,428,000 for the year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently, neither of which applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated for the year ended December 31, 2001 to reflect the losses on early extinguishment of debt of approximately $953,000 at Stoney Creek Apartments and approximately $31,000 at Autumn Run Apartments in loss from discontinued operations and interest expense, respectively, rather than as an extraordinary item.

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain on the sale of discontinued operations of approximately $6,852,000 as of December 31, 2001. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized a loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off. The loss on early extinguishment of debt is included in the loss from discontinued operations for the year ended December 31, 2001.

The Partnership recognized a loss from continuing operations of approximately $225,000 for the year ended December 31, 2002 compared to income from continuing operations of approximately $1,281,000 for the year ended December 31, 2001. The increase in the loss from continuing operations was due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses was due to increases in operating, depreciation, interest and property tax expenses slightly offset by a decrease in general and administrative expense. Operating expense increased due to an increase in utility costs, especially at Plantation Creek Apartments and Autumn Run Apartments, an increase in property administration costs at Plantation Creek Apartments and increases in hazard insurance premiums at seven of the Partnership's investment properties. Partially offsetting these increases was a decrease in maintenance expense as a result of the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties (see "Item 7. Financial Statements, Note A - Organization and
Significant Accounting Policies"). Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months. Interest expense increased due to the refinancing of the mortgage note payable encumbering Autumn Run Apartments in September 2001 which created a higher average debt balance during 2002. Property tax expense increased due to an additional billing in 2002 by the local taxing authorities related to the 2001 tax year at Cooper's Pointe Apartments and increases in the assessed values at Four Winds Apartments, Autumn Run Apartments and Promontory Point Apartments. General and administrative expense decreased due to a decrease in professional fees associated with the management of the Partnership.

The decrease in total revenues was due to a decrease in rental income offset by an increase in other income and the casualty gains recognized at Promontory Point Apartments and Wood Creek Apartments. Rental income decreased due to a decrease in occupancy and average rental rates at five and seven of the Partnership's investment properties, respectively, and an increase in bad debt expense, primarily at Wood Creek Apartments and Plantation Creek Apartments. Other income increased primarily due to an increase in lease cancellation fees and utility reimbursements at seven of the Partnership's investment properties and an increase in late charges at Plantation Creek Apartments.

During the year ended December 31, 2002, the Partnership recorded a net casualty gain of approximately $544,000 which was the result of a $531,000 casualty gain recorded at Promontory Point Apartments and a $13,000 casualty gain recorded at Wood Creek Apartments. The casualty gain at Promontory Point Apartments related to a fire in January 2002 which caused damage to 24 units of the complex. The gain was a result of the receipt of insurance proceeds of approximately $746,000 offset by approximately $215,000 of undepreciated fixed assets being written off.

The casualty gain at Wood Creek Apartments related to a water main break in July 2001 which caused damage to one unit of the complex. During 2001, the Partnership recognized a casualty gain of approximately $46,000 due to the receipt of insurance proceeds of approximately $71,000 offset by approximately $25,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of $13,000.

During the year ended December 31, 2001, a casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off. This casualty gain is included in the loss from discontinued operations in the consolidated statement of operations.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $1,288,000 compared to approximately $1,448,000 at December 31, 2001, a decrease of approximately $160,000. The decrease is due to approximately $2,740,000 and $1,906,000 of cash used in financing and investing activities, respectively, partially offset by approximately $4,486,000 of cash provided by operating activities. Cash used in financing activities consisted of cash distributions to partners and principal payments made on the mortgages encumbering the Partnership's investment properties slightly offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows slightly offset by the receipt of insurance proceeds.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000, including accrued interest. The advance was repaid in full subsequent to December 31, 2002. Based on present plans, the Managing General Partner does not anticipate the need to borrow additional funds in the future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $740,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. At December 31, 2002 the balance of this mortgage is approximately $12,759,000.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Exclusive of Autumn Run, the Partnership's indebtedness of approximately $54,324,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2002       Unit      December 31, 2001       Unit

Operations                $ 1,915          $ 20.39          $ 3,944          $ 41.98
Refinancing (1)                --               --            3,657            43.26
Sale (2)                       --               --            6,626            78.38
                          $ 1,915          $ 20.39          $14,227          $163.62

(1) From the refinancing of Autumn Run Apartments in 2001.

(2) From the sale of Stoney Creek Apartments in 2001.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.90% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

     Consolidated Statements of Operations - Years ended December 31, 2002 and 2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Growth Fund XXII


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" and No. 145, "Rescission of FASB Statements No. 4, 44 and 64". As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003


                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                $  1,288
   Receivables and deposits                                                    1,324
   Restricted escrows                                                            463
   Other assets                                                                  982
   Investment properties (Notes C and D):
      Land                                                    $ 12,707
      Buildings and related personal property                  116,227
                                                               128,934
      Less accumulated depreciation                            (67,636)       61,298

                                                                            $ 65,355
Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $ 216
   Tenant security deposit liability                                             349
   Accrued property taxes                                                      1,260
   Due to affiliate (Note B)                                                     333
   Other liabilities                                                             746
   Mortgage notes payable (Note C)                                            67,083

Partners' (Deficit) Capital
   General partner                                            $ (8,031)
   Limited partners (82,848 units issued and
      outstanding)                                               3,399        (4,632)

                                                                            $ 65,355


                See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                               2002         2001
                                                                         (Restated)
Revenues:
  Rental income                                              $17,480      $19,115
  Other income                                                 1,746        1,475
  Casualty gains (Note F)                                        544           46
      Total revenues                                          19,770       20,636

Expenses:
  Operating                                                    7,417        7,037
  General and administrative                                     493          596
  Depreciation                                                 4,735        4,589
  Interest                                                     5,400        5,327
  Property taxes                                               1,950        1,806
      Total expenses                                          19,995       19,355

(Loss) income from continuing operations                        (225)       1,281
Loss from discontinued operations                                 --         (723)
Gain on sale of discontinued operations                           --        6,852

Net (loss) income                                             $ (225)     $ 7,410

Net (loss) income allocated to general partner                $ (27)      $ 1,066
Net (loss) income allocated to limited partners                 (198)       6,344

                                                              $ (225)     $ 7,410
Per limited partnership unit:
(Loss) income from continuing operations                     $ (2.39)     $ 13.64
Loss from discontinued operations                                 --        (7.70)
Gain on sale of discontinued operations                           --        70.63

Net (loss) income                                            $ (2.39)     $ 76.57

Distributions per limited partnership unit                   $ 20.39      $163.62

                See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners       Total

Original capital contributions           82,848       $ --       $ 82,848     $ 82,848

Partners' (deficit) capital at
   December 31, 2000                     82,848      $(8,173)    $ 12,498      $ 4,325

Distributions paid to partners               --         (671)     (13,556)     (14,227)

Net income for the year
   ended December 31, 2001                   --        1,066        6,344        7,410

Partners' (deficit) capital
   at December 31, 2001                  82,848       (7,778)       5,286       (2,492)

Distributions paid to partners               --         (226)      (1,689)      (1,915)

Net loss for the year ended
   December 31, 2002                         --         (27)         (198)        (225)

Partners' (deficit) capital at
   December 31, 2002                     82,848      $(8,031)     $ 3,399     $ (4,632)

                See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net (loss) income                                               $ (225)     $ 7,410
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   4,735        4,853
     Bad debt                                                         740          431
     Amortization of loan costs                                       185          200
     Gain on sale of discontinued operations                           --       (6,852)
     Loss on early extinguishment of debt                              --          984
     Casualty gain                                                   (544)        (120)
     Change in accounts:
      Receivables and deposits                                       (577)        (137)
      Other assets                                                     (7)           6
      Accounts payable                                                (59)        (122)
      Tenant security deposit liability                                54         (105)
      Accrued property taxes                                           45          100
      Due to affiliate                                                  4           --
      Other liabilities                                               135         (228)
        Net cash provided by operating activities                   4,486        6,420

Cash flows from investing activities:
  Property improvements and replacements                           (2,473)      (2,593)
  Net (deposits to) withdrawals from restricted escrows              (192)         259
  Insurance proceeds received                                         759          175
  Net proceeds from sale of discontinued operations                    --       14,130
        Net cash (used in) provided by investing activities        (1,906)      11,971

Cash flows from financing activities
  Principal payments on mortgage notes payable                     (1,154)        (761)
  Distributions paid to partners                                   (1,915)     (14,227)
  Advances from affiliate                                             329           --
  Debt extinguishment costs                                            --         (853)
  Proceeds from refinancing                                            --       13,125
  Loan costs paid                                                      --         (241)
  Repayment of mortgage notes payable                                  --      (15,751)
        Net cash used in financing activities                      (2,740)     (18,708)

Net decrease in cash and cash equivalents                            (160)        (317)
Cash and cash equivalents at beginning of year                      1,448        1,765
Cash and cash equivalents at end of year                         $ 1,288      $ 1,448

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 5,514      $ 5,446

Supplemental information of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                              $    --      $   116

                See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") is a California Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The capital contributions of $82,848,000 ($1,000 per unit) were made by the limited partners. The Partnership currently operates eight apartment properties in seven states.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $70,642,00.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,176,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at seven of its eight properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2002, the balance in these accounts is approximately $463,000, which includes interest.

Loan Costs

At December 31, 2002, loan costs of approximately $1,980,000 are included in other assets in the accompanying balance sheet and are being amortized by the straight-line method over the life of the loan. At December 31, 2002, accumulated amortization is approximately $1,182,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be $186,000 for each of the years 2003, 2004 and 2005; $39,000 in 2006 and $13,000 in 2007.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $202,000 in 2002 compared to 2001.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $374,000 and $350,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stoney Creek Apartments as a loss from discontinued operations due to its sale in July 2001. The Partnership recognized a loss from discontinued operations of approximately $723,000 on revenues of approximately $1,428,000 for the year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently, neither of which applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated for the year ended December 31, 2001 to reflect the losses on early extinguishment of debt of approximately $953,000 at Stoney Creek Apartments and approximately $31,000 at Autumn Run Apartments in loss from discontinued operations and interest expense, respectively, rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $980,000 and $1,147,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $342,000 and $983,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $170,000 and $817,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distributions paid during the year ended December 31, 2002 and 2001 was approximately $192,000 and $394,000, respectively, and is included in distributions paid to the general partner.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000, including accrued interest. The advance was repaid in full subsequent to December 31, 2002. There were no outstanding amounts due under this line of credit at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $302,000 and $214,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.90% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                       Principal      Monthly                             Principal
                       Balance At     Payment      Stated                  Balance
                      December 31,   Including    Interest   Maturity       Due At
      Property            2002        Interest      Rate       Date        Maturity
                           (in thousands)                               (in thousands)
Wood Creek              $11,933        $ 94        7.93%      2/2006       $11,319
Plantation Creek         14,709         116        7.93%      2/2006        13,952
Four Winds                8,962          71        7.93%      2/2006         8,489
Copper Mill               5,632          44        7.88%      1/2006         5,347
Cooper's Pointe           3,924          31        7.88%      1/2006         3,725
Autumn Run               12,759         102        7.02%     10/2021            --
Promontory Point          3,809          27        7.04%      5/2008         3,442
Hampton Greens            5,355          42        7.88%      1/2006         5,084
      Total             $67,083        $527                                $51,358

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                               2003             $ 1,129
                               2004               1,279
                               2005               1,380
                               2006              48,453
                               2007                 514
                            Thereafter           14,328
                                                $67,083

On September  7, 2001,  the  Partnership  refinanced  the mortgage  note payable encumbering Autumn Run Apartments. The refinancing replaced mortgage indebtedness of approximately $9,100,000 with a new mortgage of $13,125,000. The new mortgage carries a stated interest rate of 7.02% compared to a stated rate of 7.33% on the old mortgage. Payments of approximately $102,000 are due on the first day of each month until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs capitalized for the refinancing were approximately $241,000 of which approximately $131,000 was paid to the Managing General Partner in accordance with the terms of the Partnership Agreement. The Partnership recorded a loss on early extinguishment of debt of approximately $31,000 as a result of unamortized loan costs being written off. The loss is included in interest expense for the year ended December 31, 2001.

Note D - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings        Net Cost
                                                         and Related      Capitalized
                                                           Personal      Subsequent to
       Description          Encumbrances       Land        Property       Acquisition
                           (in thousands)                               (in thousands)
Wood Creek                     $11,933        $ 2,130      $ 13,440         $ 2,394
Plantation Creek                14,709          2,653        20,827           5,846
Four Winds                       8,962          1,363        14,288           3,007
Copper Mill                      5,632            933         8,061           1,076
Cooper's Pointe                  3,924            513         6,696             883
Autumn Run                      12,759          1,462        14,957           2,314
Promontory Point                 3,809          1,690        10,129           1,483
Hampton Greens                   5,355          2,086         9,474           1,229
          Total                $67,083        $12,830      $ 97,872         $18,232


                  Gross Amount At Which Carried
                       At December 31, 2002
                          (in thousands)

                            Buildings
                           And Related
                            Personal              Accumulated     Year of    Depreciable
   Description      Land    Property     Total    Depreciation  Construction Life-Years
                                                 (in thousands)
Wood Creek        $ 2,117   $ 15,847   $ 17,964     $ 9,535         1985        5-30
Plantation Creek    2,655     26,671     29,326      16,382         1978        5-30
Four Winds          1,357     17,301     18,658       9,342         1987        5-30
Copper Mill           929      9,141     10,070       5,105         1987        5-30
Cooper's Pointe       510      7,582      8,092       4,545         1986        5-30
Autumn Run          1,458     17,275     18,733       9,785         1987        5-30
Promontory Point    1,595     11,707     13,302       6,438         1984        5-30
Hampton Greens      2,086     10,703     12,789       6,504         1986        5-30
      Total       $12,707   $116,227   $128,934     $67,636

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $127,041      $139,114
  Property improvements and replacements          2,357         2,709
  Disposal of property                             (464)         (119)
  Sale of investment property                        --       (14,663)
Balance at end of year                         $128,934      $127,041

Accumulated Depreciation
Balance at beginning of year                   $ 63,150      $ 65,771
  Additions charged to expense                    4,735         4,853
  Disposal of property                             (249)          (64)
  Sale of investment property                        --        (7,410)
Balance at end of year                         $ 67,636      $ 63,150

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $125,998,000 and $124,399,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $96,479,000 and $91,615,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                                    2002          2001

Net (loss) income as reported                      $ (225)      $ 7,410
Add (deduct):
   Depreciation differences                           (129)        (694)
   Change in prepaid rent                              209          (68)
   Gain on sale                                       (544)       3,479
   Other                                               (55)        (205)

Federal taxable income                             $ (744)      $ 9,922
Federal taxable income per limited
   partnership unit                               $ (7.92)      $105.02

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2002
Net liabilities as reported                     $ (4,632)
Land and buildings                                (2,937)
Accumulated depreciation                         (28,843)
Syndication                                       12,427
Other                                                548
Net liabilities - Federal tax basis             $(23,437)

Note F - Casualty Gains

During the year ended December 31, 2002, the Partnership recorded a net casualty gain of approximately $544,000 which was the result of a $531,000 casualty gain recorded at Promontory Point Apartments and a $13,000 casualty gain recorded at Wood Creek Apartments. The casualty gain at Promontory Point Apartments related to a fire in January 2002 which caused damage to 24 units of the complex. The gain was a result of the receipt of insurance proceeds of approximately $746,000 offset by approximately $215,000 of undepreciated fixed assets being written off.

The casualty gain at Wood Creek Apartments related to a water main break in July 2001 which caused damage to one unit of the complex. During 2001, the Partnership recognized a casualty gain of approximately $46,000 due to the receipt of insurance proceeds of approximately $71,000 offset by approximately $25,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of $13,000.

During the year ended December 31, 2001, a net casualty gain of approximately $74,000 was recorded at Stoney Creek Apartments. The casualty gain related to roof damage caused by a hailstorm in 2000. The gain was a result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off. This casualty gain is included in the loss from discontinued operations on the accompanying consolidated statement of operations.

Note G - Sale of Investment Property

On July 31, 2001, the Partnership sold Stoney Creek Apartments to an unrelated third party for net proceeds of approximately $14,130,000 after payment of closing costs. The Partnership recognized a gain on the sale of discontinued operations of approximately $6,852,000 as of December 31, 2001. Approximately $6,651,000 of the net proceeds were used to repay the mortgage encumbering the property. The Partnership recognized a loss on early extinguishment of debt of approximately $953,000 as a result of a prepayment penalty of approximately $853,000 for the early repayment of the mortgage encumbering the property and approximately $100,000 of unamortized loan costs being written off. The loss on early extinguishment of debt is included in the loss from discontinued operations for the year ended December 31, 2001. The loss from discontinued
operations for the year ended December 31, 2002 includes revenues of approximately $1,428,000 from Stoney Creek Apartments.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                   Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                   Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $60,000 and non-audit services (principally tax-related) of approximately $27,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

                  Entity                 Number of Units      Percentage

      Insignia Properties, LP               17,341.5            20.93%
        (an affiliate of AIMCO)
      IPLP Acquisition I, LLC                5,459.0             6.59%
        (an affiliate of AIMCO)
      Market Ventures, LLC                      45.0             0.05%
        (an affiliate of AIMCO)
      AIMCO Properties, LP                  23,467.0            28.33%
        (an affiliate of AIMCO)

Insignia Properties, LP, IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80222.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $980,000 and $1,147,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $342,000 and $983,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $170,000 and $817,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income and losses and cash distributions. The Managing General Partner was also allocated its two percent continuing interest in the Partnership's net and taxable income and losses and cash distributions after the above allocation of the Partnership management incentive. The Partnership management incentive associated with the distributions paid during the year ended December 31, 2002 and 2001 was approximately $192,000 and $394,000, respectively, and is included in distributions paid to the general partner.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000, including accrued interest. The advance was repaid in full subsequent to December 31, 2002. There were no outstanding amounts due under this line of credit at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $302,000 and $214,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.90% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                                   Date: March 27, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 27, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 27, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Growth Fund XXII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Growth Fund XXII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

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

      10.10 Multifamily Note for Autumn Run dated September 6, 2001, by and between Century Properties Growth Fund XXII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. Filed with the Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein.

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Growth Fund XXII (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 27, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 27, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.