Form 10QSB
period 2003-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2003-05-15
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                $ 1,099
   Receivables and deposits                                                   1,229
   Restricted escrows                                                           375
   Other assets                                                                 907
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 116,583
                                                              129,290
      Less accumulated depreciation                           (68,838)       60,452
                                                                           $ 64,062
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 371
   Tenant security deposit liabilities                                          383
   Accrued property taxes                                                     1,167
   Other liabilities                                                            578
   Mortgage notes payable                                                    66,753

Partners' (Deficit) Capital
   General partner                                           $ (8,097)
   Limited partners (82,848 units issued and
      outstanding)                                              2,907        (5,190)
                                                                           $ 64,062


            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                March 31,
                                                          2003              2002
Revenues:
   Rental income                                         $4,218            $4,496
   Other income                                             432               426
   Casualty gain (Note C)                                    --                13
      Total revenues                                      4,650             4,935

Expenses:
   Operating                                              1,833             1,940
   General and administrative                               126               153
   Depreciation                                           1,202             1,186
   Interest                                               1,339             1,358
   Property taxes                                           478               511
      Total expenses                                      4,978             5,148

Net loss                                                 $ (328)           $ (213)

Net loss allocated to general partner                     $ (39)           $ (25)
Net loss allocated to limited partners                     (289)             (188)

                                                         $ (328)           $ (213)

Net loss per limited partnership unit                    $(3.49)           $(2.27)

Distributions per limited partnership unit               $ 2.45            $ 5.82

            See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES GROWTH FUND XXII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $82,848

Partners' (deficit) capital at
  December 31, 2002                   82,848      $(8,031)     $ 3,399      $(4,632)

Net loss for the three months
  ended March 31, 2003                    --          (39)        (289)        (328)

Distributions to partners                 --          (27)        (203)        (230)

Partners' (deficit) capital at
  March 31, 2003                      82,848      $(8,097)     $ 2,907      $(5,190)

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                                       March 31,
                                                                 2003         2002
Cash flows from operating activities:
  Net loss                                                      $ (328)      $ (213)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,202        1,186
     Bad debt                                                       150          152
     Amortization of loan costs                                      46           47
     Casualty gain                                                   --          (13)
     Change in accounts:
      Receivables and deposits                                      (55)          98
      Other assets                                                   29         (125)
      Accounts payable                                              125            9
      Tenant security deposit liabilities                            34           --
      Accrued property taxes                                        (93)        (147)
      Due to affiliates                                              (4)          --
      Other liabilities                                            (168)          84
        Net cash provided by operating activities                   938        1,078

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows              88          (95)
  Property improvements and replacements                           (326)        (471)
  Insurance proceeds received                                        --           13
        Net cash used in investing activities                      (238)        (553)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (329)          --
  Principal payments on mortgage notes payable                     (330)        (267)
  Distributions to partners                                        (230)        (547)
        Net cash used in financing activities                      (889)        (814)

Net decrease in cash and cash equivalents                          (189)        (289)

Cash and cash equivalents at beginning of period                  1,288        1,448
Cash and cash equivalents at end of period                      $ 1,099      $ 1,159

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,427      $ 1,311

At March 31, 2003, accounts payable and property improvements and replacements were adjusted by approximately $30,000.

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $228,000 and $264,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $60,000 and $50,000 for the three months ended March 31, 2003 and 2002,respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $3,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $23,000 of Partnership management incentive allocation was paid along with the distribution from operations made during the three months ended March 31, 2003. During the three months ended March 31, 2002, approximately $55,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000 including accrued interest. The advance and all accrued interest was repaid in full from operating cash flow generated by the property and Partnership reserves during the three months ended March 31, 2003. There were no outstanding amounts due under this line of credit at March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $250,000 and $302,000, respectively.

Note C - Casualty Gain

In July 2001, flood damage occurred in one unit at Wood Creek Apartments due to a water main break. During 2001, the Partnership recognized a casualty gain of approximately $46,000 due to the receipt of insurance proceeds of approximately $71,000 offset by approximately $25,000 of undepreciated property improvements and replacements being written off. During the first quarter of 2002, the final insurance proceeds were received and the Partnership recognized an additional casualty gain of approximately $13,000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cooper's Pointe Apartments (1)                96%        88%
         North Charleston, South Carolina
      Copper Mill Apartments                        95%        95%
         Richmond, Virginia
      Four Winds Apartments                         95%        97%
         Overland Park, Kansas
      Autumn Run Apartments (2)                     96%        92%
         Naperville, Illinois
      Plantation Creek Apartments (3)               88%        80%
         Atlanta, Georgia
      Wood Creek Apartments (4)                     72%        90%
         Mesa, Arizona
      Promontory Point Apartments (5)               89%        85%
         Austin, Texas
      Hampton Greens Apartments                     90%        91%
         Dallas, Texas

(1) The increase in occupancy at Cooper's Pointe Apartments is due primarily to lower resident turnover at the property and an aggressive resident retention program.

(2) The increase in occupancy at Autumn Run Apartments is due to competitive rent prices that were offered to tenants during 2003.

(3) The increase in occupancy at Plantation Creek Apartments is due to aggressive pricing which was implemented to attract new tenants.

(4) The decrease in occupancy at Wood Creek Apartments is due to road construction in the area as well as a slow economy and increased competition in the Mesa market. Management is implementing new marketing strategies which may include rental concessions to make Wood Creek more competitive in its market.

(5) The increase in occupancy at Promontory Point Apartments is due to a fire that caused damage to 24 units in January 2002. The damaged units became available for rent during July 2002.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $328,000 compared to a net loss of approximately $213,000 for the comparable period in 2002. The increase in net loss is due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased primarily as a result of a decrease in rental income due to the decrease in occupancy at Wood Creek Apartments as discussed above. Other income remained relatively consistent for the comparable periods. The casualty gain of approximately $13,000 recognized in 2002 was from receiving additional insurance proceeds related to a 2001 casualty at Wood Creek Apartments.

The decrease in total expenses is due to decreases in operating, general and administrative, interest and property tax expenses slightly offset by an increase in depreciation expense. Operating expense decreased primarily due to a decrease in property management fees which are paid based on a percentage of rental income and decreases in advertising, property administrative costs, interior building repairs and contract cleaning at Plantation Creek Apartments partially offset by increases in utility costs and salaries and related payroll expenses at Plantation Creek Apartments and Wood Creek Apartments. General and administrative expenses decreased due to a decrease in professional fees associated with the management of the Partnership. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to an additional tax bill received at Cooper's Pointe Apartments from the local taxing authorities in 2002 related to the 2001 tax year. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

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

Capital Resources and Liquidity

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $1,099,000 compared to approximately $1,159,000 at March 31, 2002. Cash and cash equivalents decreased approximately $189,000 from December 31, 2002 due to approximately $889,000 and $238,000 of cash used in financing and investing activities, respectively, partially offset by approximately $938,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, distributions made to the partners and the repayment of an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000, including accrued interest. The advance and accrued interest was repaid in full from operating cash flow generated by the property and Partnership reserves during the three months ended March 31, 2003. There were no outstanding amounts due under this line of credit at March 31, 2003. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Cooper's Pointe

During the three months ended March 31, 2003, the Partnership completed approximately $25,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements, roof replacements and furniture and fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $190,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances and roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Copper Mill

During the three months ended March 31, 2003, the Partnership completed approximately $9,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $293,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances, roof replacements and exterior improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Four Winds

During the three months ended March 31, 2003, the Partnership completed approximately $28,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements, appliances and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $162,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances, air conditioning, parking lot improvements and security measures. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Autumn Run

During the three months ended March 31, 2003, the Partnership completed approximately $62,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering and appliance replacements, swimming pool improvements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $870,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, structural improvements and electrical upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Creek

During the three months ended March 31, 2003, the Partnership completed approximately $44,000 of capital improvements at Plantation Creek Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $412,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC, structural repairs and tennis court improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Wood Creek

During the three months ended March 31, 2003, the Partnership completed approximately $137,000 of capital improvements at Wood Creek Apartments, consisting primarily of roof and floor covering replacements, major landscaping and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete up to an additional $351,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof, balcony and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Promontory Point

During the three months ended March 31, 2003, the Partnership completed approximately $25,000 of capital improvements at Promontory Point Apartments, consisting primarily of appliance and floor covering replacements and office computers. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $308,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances, interior and exterior property improvements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hampton Greens

During the three months ended March 31, 2003, the Partnership completed approximately $26,000 of capital improvements at Hampton Greens, consisting primarily of floor covering replacements and parking area improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $309,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and exterior property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's indebtedness of approximately $66,753,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit

Operations               $ 230           $ 2.45            $ 547           $ 5.82

Future  cash  distributions  will  depend on the levels of cash  generated  from
operations,   the  availability  of  cash  reserves,  and  the  timing  of  debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.90% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 13, 2003

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


Date:  May 13, 2003

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


Date:  May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.