Form 10QSB
period 2003-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2003-08-14
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                 $ 756
   Receivables and deposits                                                   1,205
   Restricted escrows                                                           454
   Other assets                                                               1,151
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 117,131
                                                              129,838
      Less accumulated depreciation                           (70,064)       59,774
                                                                           $ 63,340
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 388
   Tenant security deposit liabilities                                          406
   Accrued property taxes                                                     1,211
   Other liabilities                                                            606
   Mortgage notes payable                                                    66,486

Partners' (Deficiency) Capital
   General partner                                           $ (8,164)
   Limited partners (82,848 units issued and
      outstanding)                                              2,407        (5,757)
                                                                           $ 63,340


            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2003         2002          2003        2002
Revenues:
  Rental income                           $ 4,117       $ 4,493      $ 8,335      $ 8,989
  Other income                                520           383          952          809
  Casualty gain (Note C)                       --            --           --           13
     Total revenues                         4,637         4,876        9,287        9,811

Expenses:
  Operating                                 2,032         1,787        3,865        3,727
  General and administrative                  128           106          254          259
  Depreciation                              1,226         1,174        2,428        2,360
  Interest                                  1,330         1,353        2,669        2,711
  Property taxes                              488           449          966          960
     Total expenses                         5,204         4,869       10,182       10,017

Net (loss) income                          $ (567)        $ 7         $ (895)     $ (206)

Net (loss) income allocated to
  general partner                          $ (67)         $ 1         $ (106)      $ (24)
Net (loss) income allocated to
  limited partners                           (500)            6         (789)        (182)

                                           $ (567)        $ 7         $ (895)     $ (206)

Net (loss) income per limited
  partnership unit                        $ (6.03)      $ 0.07       $ (9.52)     $ (2.20)

Distributions per limited partnership
  unit                                      $ --        $ 9.56        $ 2.45      $ 15.38

            See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES GROWTH FUND XXII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner      Partners      Total

Original capital contributions          82,848         $ --       $82,848      $82,848

Partners' (deficiency) capital at
  December 31, 2002                     82,848       $(8,031)     $ 3,399      $(4,632)

Net loss for the six months
  ended June 30, 2003                       --          (106)        (789)        (895)

Distributions to partners                   --           (27)        (203)        (230)

Partners' (deficiency) capital at
  June 30, 2003                         82,848       $(8,164)     $ 2,407      $(5,757)

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                        June 30,
                                                                 2003         2002
Cash flows from operating activities:
  Net loss                                                      $ (895)      $ (206)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 2,428        2,360
     Bad debt                                                       358          319
     Amortization of loan costs                                      93           93
     Casualty gain                                                   --          (13)
     Change in accounts:
      Receivables and deposits                                     (239)          47
      Other assets                                                 (262)        (161)
      Accounts payable                                              106           (5)
      Tenant security deposit liabilities                            57            2
      Accrued property taxes                                        (49)        (117)
      Due to affiliates                                              (4)          --
      Other liabilities                                            (140)          94
        Net cash provided by operating activities                 1,453        2,413

Cash flows from investing activities:
  Property improvements and replacements                           (838)        (788)
  Net withdrawals from (deposits to) restricted escrows               9         (108)
  Insurance proceeds received                                        --           13
        Net cash used in investing activities                      (829)        (883)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (329)          --
  Principal payments on mortgage notes payable                     (597)        (539)
  Distributions to partners                                        (230)      (1,445)
        Net cash used in financing activities                    (1,156)      (1,984)

Net decrease in cash and cash equivalents                          (532)        (454)

Cash and cash equivalents at beginning of period                  1,288        1,448
Cash and cash equivalents at end of period                       $ 756        $ 994

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,637      $ 2,618

At June 30, 2003 and 2002, accounts payable and property improvements and replacements were adjusted by approximately $66,000 and $55,000, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $457,000 and $517,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $115,000 and $170,000 for the six months ended June 30, 2003 and 2002,respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $80,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $23,000 of Partnership management incentive allocation was paid along with the distribution from operations made during the six months ended June 30, 2003. During the six months ended June 30, 2002, approximately $145,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000 including accrued interest. The advance and all accrued interest was repaid in full from operating cash flow generated by the property and Partnership reserves during the six months ended June 30, 2003. There were no outstanding amounts due under this line of credit at June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $250,000 and $302,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cooper's Pointe Apartments (1)                97%        91%
         North Charleston, South Carolina
      Copper Mill Apartments                        94%        95%
         Richmond, Virginia
      Four Winds Apartments                         95%        96%
         Overland Park, Kansas
      Autumn Run Apartments (2)                     97%        93%
         Naperville, Illinois
      Plantation Creek Apartments (3)               93%        83%
         Atlanta, Georgia
      Wood Creek Apartments (4)                     78%        88%
         Mesa, Arizona
      Promontory Point Apartments (5)               87%        84%
         Austin, Texas
      Hampton Greens Apartments                     90%        92%
         Dallas, Texas

(1) The increase in occupancy at Cooper's Pointe Apartments is due primarily to lower resident turnover at the property and an aggressive resident retention program.

(2) The increase in occupancy at Autumn Run Apartments is due to competitive rent prices that were offered to tenants during 2003 and new marketing strategies which are attracting a waiting list of future tenants.

(3) The increase in occupancy at Plantation Creek Apartments is due to the economy improving slightly in the Atlanta area and management changes which have had an immediate impact on the marketing and leasing activity of the property.

(4) The decrease in occupancy at Wood Creek Apartments is due to road construction in the area as well as a slow economy and increased competition in the Mesa market. Management is implementing new marketing strategies which may include rental concessions to make Wood Creek more competitive in its market.

(5) The increase in occupancy at Promontory Point Apartments is primarily due to a fire that caused damage to 24 units in January 2002. The damaged units became available for rent during July 2002.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2003 was approximately $895,000 compared to a net loss of approximately $206,000 for the comparable period in 2002. The Partnership's net loss for the three months ended June 30, 2003 was approximately $567,000 compared to net income of approximately $7,000 for the three months ended June 30, 2002. The increase in net loss for the three and six months ended June 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased primarily as a result of a decrease in rental income due to the decrease in occupancy at Wood Creek Apartments as discussed above. Although five of the Partnership's investment properties saw increases in occupancy, these increases were more than offset by decreases in average rental rates at seven of the Partnership's eight investment properties and an increase in concessions offered to attract tenants. Other income increased for the comparable periods due primarily to increases in late charges and lease cancellation fees at a majority of the Partnership's investment properties. The casualty gain of approximately $13,000 recognized in 2002 was from receiving additional insurance proceeds related to a 2001 casualty at Wood Creek Apartments.

The increase in total expenses is due to increases in operating, depreciation and property tax expenses partially offset by a decrease in interest expense. The increase in total expenses for the three month period ended June 30, 2003 is also due to an increase in general and administrative expense. Operating expense increased primarily as a result of increases in contract repairs and cleaning, advertising, utilities and salaries and related expenses at Wood Creek Apartments and increases in yard and ground work at Promontory Point Apartments and Four Winds Apartments. These increases were slightly offset by a decrease in management fees due to the decrease in rental income on which these fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased primarily due to an increase in the assessed value and the tax rate by the local taxing authorities at Four Winds Apartments partially offset by a decrease in property tax expense related to Cooper's Pointe Apartments as a result of the receipt of an additional tax bill in 2002 related to the 2001 tax year. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months.

General and administrative expense increased for the three month period ended June 30, 2003 compared to the same period in 2002 due to the timing and cost of communicating with the investors of the Partnership. Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $756,000 compared to approximately $994,000 at June 30, 2002. Cash and cash equivalents decreased approximately $532,000 from December 31, 2002 due to approximately $1,156,000 and $829,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,453,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, distributions made to the partners and the repayment of an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000, including accrued interest. The advance and accrued interest was repaid in full from operating cash flow generated by the property and Partnership reserves during the six months ended June 30, 2003. There were no outstanding amounts due under this line of credit at June 30, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Cooper's Pointe

During the six months ended June 30, 2003, the Partnership completed approximately $45,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements, roof replacements, furniture and fixtures and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances and roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Copper Mill

During the six months ended June 30, 2003, the Partnership completed approximately $28,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements, wall covering and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $37,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliance and roof replacements and exterior improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Four Winds

During the six months ended June 30, 2003, the Partnership completed approximately $70,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements, and furniture and fixture, air conditioning and drapes/blinds upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliance upgrades, air conditioning upgrades, parking lot improvements and enhanced security measures. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Autumn Run

During the six months ended June 30, 2003, the Partnership completed approximately $99,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering and appliance replacements, swimming pool improvements and plumbing fixture upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $26,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, structural improvements and electrical upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Creek

During the six months ended June 30, 2003, the Partnership completed approximately $247,000 of capital improvements at Plantation Creek Apartments, consisting primarily of major landscaping, floor covering replacements and structural improvements. Included in this amount is approximately $125,000 of expenditures related to a collapsed storm drain during the spring which resulted in significant damage to three tennis courts and part of the pool deck. Additional expenditures of approximately $125,000 are still to be incurred to repair the damage, none of which is covered by insurance. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $33,000 in capital improvements during the remainder of 2003, exclusive of the anticipated costs mentioned above. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC upgrades, structural repairs and tennis court improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Wood Creek

During the six months ended June 30, 2003, the Partnership completed approximately $291,000 of capital improvements at Wood Creek Apartments, consisting primarily of roof and floor covering replacements, major landscaping, and appliances, cabinets and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete up to an additional $48,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof, balcony and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Promontory Point

During the six months ended June 30, 2003, the Partnership completed approximately $62,000 of capital improvements at Promontory Point Apartments, consisting primarily of appliance and floor covering replacements and office computers. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $64,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, interior and exterior property improvements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hampton Greens

During the six months ended June 30, 2003, the Partnership completed approximately $62,000 of capital improvements at Hampton Greens Apartments, consisting primarily of floor covering replacements, swimming pool upgrades, major landscaping and parking area improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $64,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and exterior property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's indebtedness of approximately $66,486,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operations               $ 230           $ 2.45           $1,445           $15.38

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are note limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.90% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

               31.1 Certification  of  equivalent  of  Chief  Executive  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of  equivalent  of  Chief  Financial  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Growth Fund XXII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


    Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Growth Fund XXII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                  /s/Paul J. McAuliffe
                                  Paul J. McAuliffe
                                  Executive Vice President and Chief Financial
                                  Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.