Form 10QSB
period 2003-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2003-11-13
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 793
   Receivables and deposits                                                   1,488
   Restricted escrows                                                           430
   Other assets                                                               1,148
   Investment properties:
      Land                                                   $ 12,707
      Buildings and related personal property                 116,366
                                                              129,073
      Less accumulated depreciation                           (70,220)       58,853
                                                                           $ 62,712
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 676
   Tenant security deposit liabilities                                          401
   Accrued property taxes                                                     1,117
   Other liabilities                                                            621
   Mortgage notes payable                                                    66,198

Partners' (Deficiency) Capital
   General partner                                           $ (8,228)
   Limited partners (82,848 units issued and
      outstanding)                                              1,927        (6,301)
                                                                           $ 62,712


            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                            2003         2002          2003        2002
Revenues:
  Rental income                           $ 4,198       $ 4,372      $12,533      $13,361
  Other income                                495           465        1,447        1,274
  Casualty gain (Note C)                       --           531           --          544
     Total revenues                         4,693         5,368       13,980       15,179

Expenses:
  Operating                                 2,151         1,908        6,016        5,635
  General and administrative                  109           117          363          376
  Depreciation                              1,214         1,180        3,642        3,540
  Interest                                  1,323         1,346        3,992        4,057
  Property taxes                              440           476        1,406        1,436
     Total expenses                         5,237         5,027       15,419       15,044

Net (loss) income                          $ (544)       $ 341       $(1,439)      $ 135

Net (loss) income allocated to
  general partner                          $ (64)        $ 40         $ (170)      $ 16
Net (loss) income allocated to
  limited partners                           (480)          301       (1,269)         119

                                           $ (544)       $ 341       $(1,439)      $ 135

Net (loss) income per limited
  partnership unit                        $ (5.79)      $ 3.63       $(15.32)     $ 1.44

Distributions per limited partnership
  unit                                      $ --        $ 5.01        $ 2.45      $ 20.39

            See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES GROWTH FUND XXII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner      Partners      Total

Original capital contributions          82,848         $ --       $82,848      $82,848

Partners' (deficiency) capital at
  December 31, 2002                     82,848       $(8,031)     $ 3,399      $(4,632)

Net loss for the nine months
  ended September 30, 2003                  --          (170)      (1,269)      (1,439)

Distributions to partners                   --           (27)        (203)        (230)

Partners' (deficiency) capital at
  September 30, 2003                    82,848       $(8,228)     $ 1,927      $(6,301)

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2003         2002
Cash flows from operating activities:
  Net (loss) income                                             $(1,439)      $ 135
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 3,642        3,540
     Bad debt                                                       606          515
     Amortization of loan costs                                     139          138
     Casualty gain                                                   --         (544)
     Change in accounts:
      Receivables and deposits                                     (770)        (493)
      Other assets                                                 (305)        (183)
      Accounts payable                                              431          154
      Tenant security deposit liabilities                            52           22
      Accrued property taxes                                       (143)         190
      Due to affiliates                                              (4)          --
      Other liabilities                                            (125)         109
        Net cash provided by operating activities                 2,084        3,583

Cash flows from investing activities:
  Property improvements and replacements                         (1,168)      (1,975)
  Net withdrawals from (deposits to) restricted escrows              33         (117)
  Insurance proceeds received                                        --          759
        Net cash used in investing activities                    (1,135)      (1,333)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (329)          --
  Principal payments on mortgage notes payable                     (885)        (816)
  Distributions to partners                                        (230)      (1,915)
        Net cash used in financing activities                    (1,444)      (2,731)

Net decrease in cash and cash equivalents                          (495)        (481)

Cash and cash equivalents at beginning of period                  1,288        1,448
Cash and cash equivalents at end of period                       $ 793        $ 967

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,857      $ 3,920

At September 30, 2003 and 2002, accounts payable and property improvements and replacements were adjusted by approximately $29,000 and $39,000, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $690,000 and $762,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $161,000 and $253,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $122,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $23,000 of Partnership management incentive allocation was paid along with the distribution from operations made during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, approximately $192,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000 including accrued interest. The advance and all accrued interest were repaid in full from operating cash flow generated by the property and Partnership reserves during the nine months ended September 30, 2003. There were no outstanding amounts due under this line of credit at September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $250,000 and $302,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2002, the Partnership recorded a net casualty gain of approximately $544,000 which was the result of a $531,000 casualty gain recorded at Promontory Point Apartments and a $13,000 casualty gain recorded at Wood Creek Apartments. The casualty gain at Promontory Point Apartments related to a fire in January 2002 which caused damage to 24 units of the complex. The gain was a result of the receipt of insurance proceeds of approximately $746,000 offset by approximately $215,000 of undepreciated property improvements and replacements being written off.

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cooper's Pointe Apartments (1)                97%        92%
         North Charleston, South Carolina
      Copper Mill Apartments                        94%        95%
         Richmond, Virginia
      Four Winds Apartments                         94%        95%
         Overland Park, Kansas
      Autumn Run Apartments (2)                     96%        92%
         Naperville, Illinois
      Plantation Creek Apartments (3)               92%        85%
         Atlanta, Georgia
      Wood Creek Apartments (4)                     80%        85%
         Mesa, Arizona
      Promontory Point Apartments (5)               88%        85%
         Austin, Texas
      Hampton Greens Apartments (6)                 89%        92%
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

(6) The decrease in occupancy at Hampton Greens Apartments is primarily due to job losses in the Dallas area and low mortgage rates allowing more tenants to buy homes.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $1,439,000 compared to net income of approximately $135,000 for the comparable period in 2002. The Partnership's net loss for the three months ended September 30, 2003 was approximately $544,000 compared to net income of approximately $341,000 for the three months ended September 30, 2002. The increase in net loss for the three and nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased primarily as a result of a decrease in rental income and the casualty gains recognized at Promontory Point and Wood Creek Apartments during the nine months ended September 30, 2002 partially offset by an increase in other income. The decrease in rental income is due primarily to the decrease in occupancy at Wood Creek and Hampton Greens Apartments as discussed above. Although four of the Partnership's investment properties saw increases in occupancy, these increases were more than offset by decreases in average rental rates at six of the Partnership's eight investment properties and an increase in concessions offered to attract tenants. Other income increased for the comparable periods due primarily to increases in late charges and lease cancellation fees at a majority of the Partnership's investment properties.

During the nine months ended September 30, 2002, the Partnership recorded a net casualty gain of approximately $544,000 which was the result of a $531,000 casualty gain recorded at Promontory Point Apartments and a $13,000 casualty gain recorded at Wood Creek Apartments. The casualty gain at Promontory Point Apartments related to a fire in January 2002 which caused damage to 24 units of the complex. The gain was a result of the receipt of insurance proceeds of approximately $746,000 offset by approximately $215,000 of undepreciated property improvements and replacements being written off.

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

The increase in total expenses is due to increases in operating and depreciation expenses partially offset by decreases in interest and property tax expenses. Operating expense increased primarily as a result of increases in contract repairs and cleaning and advertising expenses at Wood Creek Apartments, increases in utilities and salaries and related employee expenses at Wood Creek and Plantation Creek Apartments and increases in yard and ground work at Promontory Point Apartments and Four Winds Apartments. These increases were slightly offset by a decrease in management fees at six of the Partnership's investment properties due to the decrease in rental income on which these fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to an additional billing in 2002 by the local taxing authorities related to the 2001 tax year at Cooper's Pointe Apartments along with adjustments made in 2002 to the tax accruals for Autumn Run Apartments and Promontory Point Apartments as a result of an increase in taxes owed for the properties.

General and administrative expense remained relatively constant between the comparable periods. Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $793,000 compared to approximately $967,000 at September 30, 2002. Cash and cash equivalents decreased approximately $495,000 from December 31, 2002 due to approximately $1,444,000 and $1,135,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,084,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, distributions made to the partners and the repayment of an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $329,000 for this purpose. At December 31, 2002, the outstanding balance was approximately $333,000, including accrued interest. The advance and accrued interest were repaid in full from operating cash flow generated by the property and Partnership reserves during the nine months ended September 30, 2003. There were no outstanding amounts due under this line of credit at September 30, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Cooper's Pointe

During the nine months ended September 30, 2003, the Partnership completed approximately $53,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering and roof replacements, furniture and fixture upgrades and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Copper Mill

During the nine months ended September 30, 2003, the Partnership completed approximately $58,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements, structural improvements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Four Winds

During the nine months ended September 30, 2003, the Partnership completed approximately $124,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering and appliance replacements, major landscaping and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliance upgrades and air conditioning upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Autumn Run

During the nine months ended September 30, 2003, the Partnership completed approximately $147,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering, roof and appliance replacements, swimming pool improvements and plumbing fixture and water heater upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, structural improvements and electrical upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Creek

During the nine months ended September 30, 2003, the Partnership completed approximately $282,000 of capital improvements at Plantation Creek Apartments, consisting primarily of major landscaping, floor covering and appliance replacements, structural improvements and water/sewer upgrades. Included in this amount is approximately $125,000 of expenditures related to a collapsed storm drain during the spring which resulted in significant damage to three tennis courts and part of the pool deck. Additional expenditures of approximately $125,000 are still to be incurred to repair the damage, none of which is covered by insurance. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003, exclusive of the anticipated costs mentioned above, in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Wood Creek

During the nine months ended September 30, 2003, the Partnership completed approximately $325,000 of capital improvements at Wood Creek Apartments, consisting primarily of roof, appliance and floor covering replacements, major landscaping, and cabinets and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof, balcony and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Promontory Point

During the nine months ended September 30, 2003, the Partnership completed approximately $121,000 of capital improvements at Promontory Point Apartments, consisting primarily of appliance and floor covering replacements, office computers and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hampton Greens

During the nine months ended September 30, 2003, the Partnership completed approximately $87,000 of capital improvements at Hampton Greens Apartments, consisting primarily of floor covering replacements, swimming pool upgrades, major landscaping and parking area improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $44,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and exterior property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $66,198,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,442,000 due in 2006 and 2008, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                 Nine Months Ended    Partnership    Nine Months Ended   Partnership
                September 30, 2003       Unit       September 30, 2002       Unit

Operations             $ 230             $ 2.45            $1,915           $20.39

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,312.50 limited partnership units (the "Units") in the Partnership representing 55.90% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 6, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 36,535.50 Units for a purchase price of $192.60 per Unit. Such offer expires on December 9, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.90% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.


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


                                    Date: November 12, 2003

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


Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.