Form 10KSB
period 2003-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2004-03-30
CIK 740156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $18,482,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that the Partnership's properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2003.

                          Gross
                         Carrying    Accumulated                          Federal
Property                  Value     Depreciation     Rate     Method     Tax Basis
                             (in thousands)                            (in thousands)

Wood Creek               $ 18,349     $ 10,224     5-30 yrs    S/L        $ 3,102
Plantation Creek           28,863       16,404     5-30 yrs    S/L           5,342
Four Winds                 18,821       10,165     5-30 yrs    S/L           3,909
Copper Mill                10,140        5,462     5-30 yrs    S/L           3,959
Cooper's Pointe             8,160        4,861     5-30 yrs    S/L           1,058
Autumn Run                 18,943       10,468     5-30 yrs    S/L           3,563
Promontory Point           13,464        6,944     5-30 yrs    S/L           3,040
Hampton Greens             12,893        6,899     5-30 yrs    S/L           3,072
                         $129,633     $ 71,427                            $ 27,045

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                       Principal                                         Principal
                       Balance At                                         Balance
                      December 31,    Interest    Period    Maturity      Due At
     Property             2003          Rate    Amortized     Date     Maturity (1)
                     (in thousands)                                   (in thousands)

Wood Creek              $11,745        7.93%      30 yrs     2/2006       $11,319
Plantation Creek         14,476        7.93%      30 yrs     2/2006        13,952
Four Winds                8,808        7.93%      30 yrs     2/2006         8,489
Copper Mill               5,542        7.88%      30 yrs     1/2006         5,347
Cooper's Pointe           3,861        7.88%      30 yrs     1/2006         3,725
Autumn Run               12,402        7.02%      20 yrs    10/2021            --
Promontory Point          3,758        7.04%      30 yrs     5/2008         3,500
Hampton Greens            5,269        7.88%      30 yrs     1/2006         5,084
  Total                 $65,861                                           $51,416

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                         Average Annual                 Average
                                          Rental Rates                 Occupancy
                                           (per unit)
 Property                             2003            2002         2003        2002
 Wood Creek (1)                      $ 7,429        $ 7,702         79%         84%
 Plantation Creek (2)                  7,697          9,068         92%         84%
 Four Winds                            7,994          8,376         94%         96%
 Copper Mill                           9,262          9,224         94%         96%
 Cooper's Pointe (3)                   7,793          7,702         97%         93%
 Autumn Run (4)                        9,555          9,714         96%         92%
 Promontory Point                      7,193          7,988         88%         87%
 Hampton Greens (5)                    6,223          6,537         89%         92%

(1) The decrease in occupancy at Wood Creek Apartments is due to road construction in the area as well as a slow economy and increased competition in the Mesa market. Management is implementing new marketing strategies which may include rental concessions to make Wood Creek more competitive in its market.

(2) The increase in occupancy at Plantation Creek Apartments is due to management changes which have had an immediate impact on the marketing and leasing activity of the property which includes the lowering of the rental rates.

(3) The increase in occupancy at Cooper's Pointe is due to lower resident turnover at the property and an aggressive resident retention program.

(4) The increase in occupancy at Autumn Run Apartments is due to competitive rental rates and new marketing strategies that were offered to tenants during 2003.

(5) The decrease in occupancy at Hampton Green Apartments is primarily due to job losses in the Dallas area and low mortgage rates allowing more tenants to buy homes.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                   2003                 2003
                                 Billing                Rate
                              (in thousands)
Wood Creek                         $199                1.18%
Plantation Creek                    340                3.49%
Four Winds                          170                0.96%
Copper Mill                         110                0.94%
Cooper's Pointe                     128                1.66%
Autumn Run                          388                6.84%
Promontory Point                    229                2.79%
Hampton Greens                      243                2.88%

Capital Expenditures

Wood Creek

The Partnership completed approximately $385,000 in capital expenditures at Wood Creek Apartments during the year ended December 31, 2003, consisting primarily of roof, appliance and floor covering replacements, major landscaping, furniture and fixtures, cabinets and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $238,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Creek

The Partnership completed approximately $594,000 in capital expenditures at Plantation Creek Apartments during the year ended December 31, 2003, consisting primarily of major landscaping, floor covering and appliance replacements, parking lot resurfacing, structural improvements and water/sewer upgrades. Included in this amount is approximately $250,000 of expenditures related to a collapsed storm drain during the spring which resulted in significant damage to three tennis courts and part of the pool deck. The damage was not covered by insurance. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $266,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Four Winds

The Partnership completed approximately $163,000 in capital expenditures at Four Winds Apartments during the year ended December 31, 2003, consisting primarily of structural improvements, floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $193,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Copper Mill

The Partnership completed approximately $70,000 in capital expenditures at Copper Mill Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, air conditioning upgrades and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $106,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Cooper's Pointe

The Partnership completed approximately $67,000 in capital expenditures at Cooper's Pointe Apartments during the year ended December 31, 2003, consisting primarily of floor covering and roof replacements and swimming pool improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $106,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Autumn Run

The Partnership completed approximately $244,000 in capital expenditures at Autumn Run Apartments during the year ended December 31, 2003, consisting primarily of floor covering, roof and appliance replacements, swimming pool and building improvements and plumbing fixture and water heater upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $176,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property and the anticipated cash flow generated by the property.

Promontory Point

The Partnership completed approximately $163,000 in capital expenditures at Promontory Point Apartments during the year ended December 31, 2003, consisting primarily of appliance and floor covering replacements, office computers and air conditioning and structural improvements. These improvements were funded from insurance proceeds, replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $139,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Hampton Greens

The Partnership completed approximately $104,000 in capital expenditures at Hampton Greens Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, swimming pool upgrades, major landscaping and parking lot improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $170,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 3,027 holders of record owning an aggregate of 82,848 Units at December 31, 2003. Affiliates of the Managing General Partner owned 48,171.50 Units or 58.14% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2003       Unit      December 31, 2002       Unit

Operations                 $ 230           $ 2.45           $ 1,915          $ 20.39

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, the timing of debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,171.50 limited partnership units (the "Units") in the Partnership representing 58.14% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.14% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $1,909,000 compared to net loss of approximately $225,000 for the comparable period in 2002. The increase in net loss for the year ended December 31, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased primarily as a result of a decrease in rental income and the casualty gains recognized at Promontory Point and Wood Creek Apartments during the year ended December 31, 2002 partially offset by an increase in other income. The decrease in rental income is due primarily to the decrease in occupancy at Wood Creek and Hampton Greens Apartments. Although four of the Partnership's investment properties saw increases in occupancy, these increases were more than offset by decreases in average rental rates at six of the Partnership's eight investment properties and an increase in concessions offered to attract tenants. Other income increased for the comparable periods due primarily to increases in late charges and lease cancellation fees at a majority of the Partnership's investment properties.

During the year ended December 31, 2003, the Partnership recorded a net casualty gain of approximately $25,000 at Autumn Run Apartments. The casualty gain was related to wind damage in May 2003. The gain was a result of the receipt of insurance proceeds of approximately $35,000 offset by approximately $10,000 of undepreciated property improvements and replacements being written off.

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

On October 24, 2003, the Partnership sold a portion of the land from Autumn Run Apartments to the city of Naperville, Illinois, for gross proceeds of approximately $26,000. The Partnership realized a gain of approximately $5,000 as a result of the sale. The Partnership was required to use the net proceeds, after closing costs, of approximately $19,000 as a payment on the mortgage encumbering the property.

The increase in total expenses is due to increases in operating and depreciation expenses partially offset by decreases in interest and property tax expenses. Operating expense increased primarily as a result of increases in contract repairs and cleaning and advertising expenses at Wood Creek Apartments, increases in utilities and salaries and related employee expenses at Wood Creek and Plantation Creek Apartments and increases in yard and ground work at Promontory Point Apartments and Four Winds Apartments. These increases were slightly offset by a decrease in management fees at six of the Partnership's investment properties due to the decrease in rental income on which these fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to an additional billing in 2002 by the local taxing authorities related to the 2001 tax year at Cooper's Pointe Apartments, a decrease in the assessed value of Promontory Point and a decrease in the tax rate at Four Winds.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $1,011,000 compared to approximately $1,288,000 at December 31, 2002. Cash and cash equivalents decreased approximately $277,000 from December 31, 2002 due to approximately $1,576,000 and $1,659,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,958,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, distributions made to the partners, and the repayment of an advance from an affiliate of the Managing General Partner partially offset by an advance from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders, slightly offset by insurance proceeds received from a casualty at Autumn Run Apartments and sale proceeds received from the sale of land at Autumn Run Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $205,000 and $329,000, respectively, for this purpose. At December 31, 2003, the outstanding balance was approximately $206,000, including accrued interest. Interest expense amounted to approximately $3,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $1,394,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $65,861,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2003       Unit      December 31, 2002       Unit

Operations                 $ 230           $ 2.45           $ 1,915          $ 20.39

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, the timing of debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,171.50 limited partnership units (the "Units") in the Partnership representing 58.14% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.14% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Growth Fund XXII


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                $ 1,011
   Receivables and deposits                                                    1,191
   Restricted escrows                                                            483
   Other assets                                                                  962
   Investment properties (Notes C, D and G):
      Land                                                    $ 12,694
      Buildings and related personal property                  116,939
                                                               129,633
      Less accumulated depreciation                            (71,427)       58,206

                                                                            $ 61,853
Liabilities and Partners' (Deficiency) Capital

Liabilities
   Accounts payable                                                          $ 402
   Tenant security deposit liability                                             404
   Accrued property taxes                                                      1,056
   Due to affiliate (Note B)                                                     292
   Other liabilities                                                             609
   Mortgage notes payable (Note C)                                            65,861

Partners' (Deficiency) Capital
   General partner                                            $ (8,283)
   Limited partners (82,848 units issued and
      outstanding)                                               1,512        (6,771)

                                                                            $ 61,853

           See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2003          2002
Revenues:
  Rental income                                               $16,538        $17,480
  Other income                                                  1,914          1,746
  Casualty gains (Note F)                                          25            544
  Gain on sale of property (Note G)                                 5             --
      Total revenues                                           18,482         19,770

Expenses:
  Operating                                                     8,026          7,417
  General and administrative                                      481            493
  Depreciation                                                  4,860          4,735
  Interest                                                      5,312          5,400
  Property taxes                                                1,712          1,950
      Total expenses                                           20,391         19,995

Net loss (Note E)                                             $(1,909)       $ (225)

Net loss allocated to general partner                          $ (225)        $ (27)
Net loss allocated to limited partners                         (1,684)          (198)

                                                              $(1,909)       $ (225)

Net loss per limited partnership unit                         $(20.33)       $ (2.39)

Distributions per limited partnership unit                     $ 2.45        $ 20.39


           See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)


                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners       Total

Original capital contributions           82,848       $ --       $ 82,848     $ 82,848

Partners' (deficiency) capital at
   December 31, 2001                     82,848      $(7,778)     $ 5,286      $(2,492)

Distributions paid to partners               --         (226)      (1,689)      (1,915)

Net loss for the year
   ended December 31, 2002                   --          (27)        (198)        (225)

Partners' (deficiency) capital
   at December 31, 2002                  82,848       (8,031)       3,399       (4,632)

Distributions paid to partners               --          (27)        (203)        (230)

Net loss for the year ended
   December 31, 2003                         --         (225)      (1,684)      (1,909)

Partners' (deficiency) capital at
   December 31, 2003                     82,848      $(8,283)     $ 1,512      $(6,771)


           See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net loss                                                       $ (1,909)     $ (225)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   4,860        4,735
     Bad debt                                                         801          740
     Amortization of loan costs                                       186          185
     Gain on sale of property                                          (5)          --
     Casualty gain                                                    (25)        (544)
     Change in accounts:
      Receivables and deposits                                       (668)        (577)
      Other assets                                                   (166)          (7)
      Accounts payable                                                 87          (59)
      Tenant security deposit liability                                55           54
      Accrued property taxes                                         (204)          45
      Due to affiliate                                                 83            4
      Other liabilities                                              (137)         135
        Net cash provided by operating activities                   2,958        4,486

Cash flows from investing activities:
  Property improvements and replacements                           (1,691)      (2,473)
  Net deposits to restricted escrows                                  (20)        (192)
  Insurance proceeds received                                          35          759
  Net proceeds from sale of property                                   17           --
        Net cash used in investing activities                      (1,659)      (1,906)

Cash flows from financing activities
  Principal payments on mortgage notes payable                     (1,222)      (1,154)
  Distributions paid to partners                                     (230)      (1,915)
  Advances from affiliate                                             205          329
  Repayment of advances from affiliate                               (329)          --
        Net cash used in financing activities                      (1,576)      (2,740)

Net decrease in cash and cash equivalents                            (277)        (160)
Cash and cash equivalents at beginning of year                      1,288        1,448
Cash and cash equivalents at end of year                         $ 1,011      $ 1,288

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 5,189      $ 5,514

Supplemental information of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                                $ 99         $ --


           See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $68,581,000.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $939,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at seven of its eight properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2003, the balance in these accounts is approximately $483,000, which includes interest.

Loan Costs

At December 31, 2003, loan costs of approximately $1,980,000 are included in other assets in the accompanying balance sheet and are being amortized by the straight-line method over the life of the loan. At December 31, 2003, accumulated amortization is approximately $1,368,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $186,000 for both of the years 2004 and 2005; $39,000 in 2006, $29,000 in 2007 and $18,000 in
2008.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income on its leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $398,000 and $374,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $918,000 and $980,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses. At December 31, 2003, approximately $11,000 of such property management fees were unpaid and are included in due to affiliate on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $249,000 and $342,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $61,000 and $170,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2003, approximately $75,000 of accountable administrative expenses were unpaid and are included in due to affiliate on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2003 and 2002, approximately $23,000 and $192,000, respectively, of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $205,000 and $329,000, respectively, for this purpose. At December 31, 2003, the outstanding balance was approximately $206,000, including accrued interest. Interest expense amounted to approximately $3,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $250,000 and $302,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,171.50 limited partnership units (the "Units") in the Partnership representing 58.14% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.14% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal      Monthly                             Principal
                       Balance At     Payment      Stated                  Balance
                      December 31,   Including    Interest   Maturity       Due At
      Property            2003        Interest      Rate       Date        Maturity
                           (in thousands)                               (in thousands)
Wood Creek              $11,745        $ 94        7.93%      2/2006       $11,319
Plantation Creek         14,476         116        7.93%      2/2006        13,952
Four Winds                8,808          71        7.93%      2/2006         8,489
Copper Mill               5,542          44        7.88%      1/2006         5,347
Cooper's Pointe           3,861          31        7.88%      1/2006         3,725
Autumn Run               12,402         102        7.02%     10/2021            --
Promontory Point          3,758          27        7.04%      5/2008         3,500
Hampton Greens            5,269          42        7.88%      1/2006         5,084
      Total             $65,861        $527                                $51,416

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                               2004             $ 1,205
                               2005               1,380
                               2006              48,453
                               2007                 514
                               2008               4,002
                            Thereafter           10,307
                                                $65,861

Note D - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings        Net Cost
                                                         and Related      Capitalized
                                                           Personal      Subsequent to
       Description          Encumbrances       Land        Property       Acquisition
                           (in thousands)                               (in thousands)
Wood Creek                     $11,745        $ 2,130      $ 13,440         $ 2,779
Plantation Creek                14,476          2,653        20,827           5,383
Four Winds                       8,808          1,363        14,288           3,170
Copper Mill                      5,542            933         8,061           1,146
Cooper's Pointe                  3,861            513         6,696             951
Autumn Run                      12,402          1,462        14,957           2,524
Promontory Point                 3,758          1,690        10,129           1,645
Hampton Greens                   5,269          2,086         9,474           1,333
          Total                $65,861        $12,830      $ 97,872         $18,931


                  Gross Amount At Which Carried
                       At December 31, 2003
                          (in thousands)

                            Buildings
                           And Related
                            Personal              Accumulated     Year of    Depreciable
   Description      Land    Property     Total    Depreciation  Construction Life-Years
                                                 (in thousands)
Wood Creek        $ 2,117   $ 16,232   $ 18,349     $10,224         1985        5-30
Plantation Creek    2,655     26,208     28,863      16,404         1978        5-30
Four Winds          1,357     17,464     18,821      10,165         1987        5-30
Copper Mill           929      9,211     10,140       5,462         1987        5-30
Cooper's Pointe       510      7,650      8,160       4,861         1986        5-30
Autumn Run          1,445     17,498     18,943      10,468         1987        5-30
Promontory Point    1,595     11,869     13,464       6,944         1984        5-30
Hampton Greens      2,086     10,807     12,893       6,899         1986        5-30
      Total       $12,694   $116,939   $129,633     $71,427


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $128,934      $127,041
  Property improvements and replacements          1,790         2,357
  Disposal of property                           (1,079)         (464)
  Sale of property                                  (12)           --
Balance at end of year                         $129,633      $128,934

Accumulated Depreciation
Balance at beginning of year                   $ 67,636      $ 63,150
  Additions charged to expense                    4,860         4,735
  Disposal of property                           (1,069)         (249)
Balance at end of year                         $ 71,427      $ 67,636

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $127,740,000 and $125,998,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $100,695,000 and $96,479,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                    2003          2002

Net loss as reported                               $(1,909)      $ (225)
Add (deduct):
   Depreciation differences                            644         (129)
   Change in prepaid rent                              (18)         209
   Gain on sale                                         --         (544)
   Other                                               (46)         (55)

Federal taxable loss                               $(1,329)      $ (744)
Federal taxable loss per limited
   partnership unit                                $(14.15)     $ (7.92)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2003
Net liabilities as reported                     $ (6,771)
Land and buildings                                (1,893)
Accumulated depreciation                         (29,268)
Syndication                                       12,427
Other                                                509
Net liabilities - Federal tax basis             $(24,996)

Note F - Casualty Gains

During the year ended December 31, 2003, the Partnership recorded a net casualty gain of approximately $25,000 at Autumn Run Apartments. The casualty gain was related to wind damage in May 2003. The gain was a result of the receipt of insurance proceeds of approximately $35,000 offset by approximately $10,000 of undepreciated property improvements and replacements being written off.

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

Note G - Disposition of Property

On October 24, 2003, the Partnership sold a portion of the land from Autumn Run Apartments to the city of Naperville, Illinois, for gross proceeds of approximately $26,000. The Partnership realized a gain of approximately $5,000 as a result of the sale. The Partnership was required to use the net proceeds, after closing costs, of approximately $19,000 as a payment on the mortgage encumbering the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Century Properties Growth Fund XXII (the "Partnership" or the "Registrant") has no directors or officers. The general partner of the Partnership is Fox Partners IV, a California general partnership. The managing general partner of Fox Partners IV is Fox Capital Management Corporation, ("FCMC" or the "Managing General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of FCMC are set forth below. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2003 and 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

                  Entity                 Number of Units      Percentage

      AIMCO IPLP, L.P.                      17,341.5            20.93%
        (an affiliate of AIMCO)
      IPLP Acquisition I, LLC                5,459.0             6.59%
        (an affiliate of AIMCO)
      Market Ventures, LLC                      45.0             0.05%
        (an affiliate of AIMCO)
      AIMCO Properties, L.P.                25,326.0            30.57%
        (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.), IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80222.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $918,000 and $980,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses. At December 31, 2003, approximately $11,000 of such property management fees were unpaid and are included in due to affiliate on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $249,000 and $342,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $61,000 and $170,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2003, approximately $75,000 of accountable administrative expenses were unpaid and are included in due to affiliate on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2003 and 2002, approximately $23,000 and $192,000, respectively, of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $205,000 and $329,000, respectively, for this purpose. At December 31, 2003, the outstanding balance was approximately $206,000, including accrued interest. Interest expense amounted to approximately $3,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $250,000 and $302,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,171.50 limited partnership units (the "Units") in the Partnership representing 58.14% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.14% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index

      (b)   Reports on Form 8-K:

            None filed in the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $72,000 and $71,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $15,000 and $16,000, respectively.

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


                                    CENTURY PROPERTIES GROWTH FUND XXII


                                    By:   FOX PARTNERS IV,
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Growth Fund XXII (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.