Form 10QSB
period 2004-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2004-05-14
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 827
   Receivables and deposits                                                   1,049
   Restricted escrows                                                           419
   Other assets                                                               1,016
   Investment properties:
      Land                                                   $ 12,694
      Buildings and related personal property                 117,233
                                                              129,927
      Less accumulated depreciation                           (72,663)       57,264
                                                                           $ 60,575
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 149
   Tenant security deposit liabilities                                          384
   Accrued property taxes                                                     1,049
   Due to affiliate (Note B)                                                    205
   Other liabilities                                                            513
   Mortgage notes payable                                                    65,561

Partners' (Deficiency) Capital
   General partner                                           $ (8,344)
   Limited partners (82,848 units issued and
      outstanding)                                              1,058        (7,286)
                                                                           $ 60,575


        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                           Three Months Ended
                                                                  March 31,
                                                          2004              2003
Revenues:
   Rental income                                         $3,982            $4,218
   Other income                                             431               432
      Total revenues                                      4,413             4,650

Expenses:
   Operating                                              1,793             1,833
   General and administrative                               115               126
   Depreciation                                           1,236             1,202
   Interest                                               1,317             1,339
   Property taxes                                           467               478
      Total expenses                                      4,928             4,978

Net loss                                                 $ (515)           $ (328)

Net loss allocated to general partner                     $ (61)           $ (39)
Net loss allocated to limited partners                     (454)             (289)

                                                         $ (515)           $ (328)

Net loss per limited partnership unit                    $(5.48)           $(3.49)

Distributions per limited partnership unit                $ --             $ 2.45


        See Accompanying Notes to Consolidated Financial Statements


                    CENTURY PROPERTIES GROWTH FUND XXII
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $82,848

Partners' (deficiency) capital
  at December 31, 2003                82,848      $(8,283)     $ 1,512      $(6,771)

Net loss for the three months
  ended March 31, 2004                    --          (61)        (454)        (515)

Partners' (deficiency) capital
  at March 31, 2004                   82,848      $(8,344)     $ 1,058      $(7,286)

        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                                       March 31,
                                                                 2004         2003
Cash flows from operating activities:
  Net loss                                                      $ (515)      $ (328)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,236        1,202
     Bad debt                                                       136          150
     Amortization of loan costs                                      47           46
     Change in accounts:
      Receivables and deposits                                        6          (55)
      Other assets                                                 (101)          29
      Accounts payable                                             (154)         125
      Tenant security deposit liabilities                           (20)          34
      Accrued property taxes                                         (7)         (93)
      Due to affiliates                                             (71)          (4)
      Other liabilities                                             (96)        (168)
        Net cash provided by operating activities                   461          938

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            64           88
  Property improvements and replacements                           (393)        (326)
        Net cash used in investing activities                      (329)        (238)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (197)        (329)
  Advances from affiliate                                           181           --
  Principal payments on mortgage notes payable                     (300)        (330)
  Distributions to partners                                          --         (230)
        Net cash used in financing activities                      (316)        (889)

Net decrease in cash and cash equivalents                          (184)        (189)

Cash and cash equivalents at beginning of period                  1,011        1,288
Cash and cash equivalents at end of period                       $ 827       $ 1,099

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,211      $ 1,427

At March 31, 2003, accounts payable and property improvements and replacements were adjusted by approximately $30,000.

At December 31, 2003, approximately $99,000 of property improvements and replacements were included in accounts payable.


        See Accompanying Notes to Consolidated Financial Statements


                    CENTURY PROPERTIES GROWTH FUND XXII
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $221,000 and $228,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $62,000 and $60,000 for the three months ended March 31, 2004 and 2003,respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $10,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2004 approximately $15,000 of accountable administrative expenses were owed and are included in due to affiliate.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2003, approximately $23,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement. No such incentive was paid during the three months ended March 31, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003 and the three months ended March 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $181,000 during the three months ended March 31, 2004, for this purpose. The total advance for 2003 was $205,000 all of which was advanced subsequent to March 31, 2003. Payments of approximately $200,000 and $334,000 were made during the three months ended March 31, 2004 and 2003 which included accrued interest of approximately $3,000 and $5,000, respectively. At March 31, 2004, the outstanding balance was approximately $190,000 including accrued interest. Interest expense amounted to approximately $3,000 and $2,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004 and 2003, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $164,000 and $250,000, respectively.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Cooper's Pointe Apartments                    98%        96%
         North Charleston, South Carolina
      Copper Mill Apartments                        95%        95%
         Richmond, Virginia
      Four Winds Apartments (1)                     92%        95%
         Overland Park, Kansas
      Autumn Run Apartments                         95%        96%
         Naperville, Illinois
      Plantation Creek Apartments                   87%        88%
         Atlanta, Georgia
      Wood Creek Apartments (2)                     77%        72%
         Mesa, Arizona
      Promontory Point Apartments (1)               81%        89%
         Austin, Texas
      Hampton Greens Apartments (3)                 77%        90%
         Dallas, Texas

(1) The decrease in occupancy at Four Winds Apartments and Promontory Point Apartments is primarily due to the slow economy in the property's market area and low mortgage rates allowing more tenants to buy homes.

(2) The increase in occupancy at Wood Creek Apartments is due to management implementing new marketing strategies which included rental concessions to make Wood Creek more competitive.

(3) The decrease in occupancy at Hampton Greens Apartments is due to increased competition in the Dallas market and low mortgage rates allowing more tenants to buy homes. Management is implementing new marketing strategies which may include rental concessions to make Hampton Greens more competitive in its market.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $515,000 compared to a net loss of approximately $328,000 for the comparable period in 2003. The increase in net loss is due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues  decreased  primarily as a result of a decrease in rental income.
Rental income decreased due to the decrease in occupancy at five of the Partnership's properties which more than offset the increase in occupancy at two of the Partnership's properties. Other income remained relatively consistent for the comparable periods.

The decrease in total expenses is due to decreases in operating, general and administrative, interest and property tax expenses slightly offset by an increase in depreciation expense. Operating expense decreased primarily due to a decrease in contract work at Plantation Creek and Four Winds Apartments and a decrease in property management fees at six of the Partnership's investment properties which are paid based on a percentage of rental income. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to the reduction of the assessment value of Promontory Point Apartments by the local taxing authority. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

General and administrative expenses decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $827,000 compared to approximately $1,099,000 at March 31, 2003. Cash and cash equivalents decreased approximately $184,000 from December 31, 2003 due to approximately $316,000 and $329,000 of cash used in financing and investing activities, respectively, partially offset by approximately $461,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, and the partial payment of an advance from an affiliate of the Managing General Partner partially offset by an advance received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003 and the three months ended March 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $181,000 for the three months ended March 31, 2004, for this purpose. The total advance for 2003 was $205,000 all of which was advanced subsequent to March 31, 2003. Payments of approximately $200,000 and $334,000 were made during the three months ended March 31, 2004 and 2003 which included accrued interest of approximately $3,000 and $5,000, respectively. At March 31, 2004, the outstanding balance was approximately $190,000 including accrued interest. Interest expense amounted to approximately $3,000 and $2,000 for the three months ended March 31, 2004 and 2003, respectively. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Cooper's Pointe

During the three months ended March 31, 2004, the Partnership completed approximately $27,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements and fitness equipment upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $78,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, parking lot resurfacing and roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Copper Mill

During the three months ended March 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $98,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, parking lot resurfacing, roof replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Four Winds

During the three months ended March 31, 2004, the Partnership completed approximately $33,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements and fitness equipment upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $159,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, appliances, air conditioning upgrades, parking lot improvements and security measures. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Autumn Run

During the three months ended March 31, 2004, the Partnership completed approximately $32,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $144,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of appliance and floor covering replacements, swimming pool and parking lot improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Creek

During the three months ended March 31, 2004, the Partnership completed approximately $131,000 of capital improvements at Plantation Creek Apartments, consisting primarily of floor covering and appliance replacements, swimming pool improvements, parking lot resurfacing, water/sewer upgrades and structural improvements. Included in this amount is approximately $70,000 of expenditures related to a collapsed storm drain during 2003 which resulted in significant damage to three tennis courts and part of the pool deck. The damage was not covered by insurance. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $135,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of swimming pool improvements, security measures, air conditioning upgrades, roof replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Wood Creek

During the three months ended March 31, 2004, the Partnership completed approximately $23,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering replacements, major landscaping and security measures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete up to an additional $215,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of parking lot, exterior building and lighting improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Promontory Point

During the three months ended March 31, 2004, the Partnership completed approximately $27,000 of capital improvements at Promontory Point Apartments, consisting primarily of floor covering replacements and structural and exterior improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $111,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of structural improvements, floor covering replacements and security measures. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hampton Greens

During the three months ended March 31, 2004, the Partnership completed approximately $13,000 of capital improvements at Hampton Greens, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $157,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of parking lot upgrades, floor covering replacements and exterior property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $65,561,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations               $ --             $ --             $ 230           $ 2.45

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,239.50 limited partnership units (the "Units") in the Partnership representing 58.23% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.23% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.