Form 10QSB
period 2004-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2004-08-13
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CENTURY PROPERTIES GROWTH FUND XXII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 749
   Receivables and deposits                                                     822
   Restricted escrows                                                           438
   Other assets                                                               1,198
   Investment properties:
      Land                                                   $ 12,693
      Buildings and related personal property                 117,928
                                                              130,621
      Less accumulated depreciation                           (73,917)       56,704
                                                                           $ 59,911
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 650
   Tenant security deposit liabilities                                          367
   Accrued property taxes                                                     1,064
   Due to affiliate (Note B)                                                    193
   Other liabilities                                                            690
   Mortgage notes payable                                                    65,259

Partners' (Deficiency) Capital
   General partner                                           $ (8,465)
   Limited partners (82,848 units issued and
      outstanding)                                                153        (8,312)
                                                                           $ 59,911


        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2004         2003          2004        2003
Revenues:
  Rental income                           $ 3,854       $ 4,117      $ 7,836      $ 8,335
  Other income                                441           520          872          952
     Total revenues                         4,295         4,637        8,708        9,287

Expenses:
  Operating                                 2,169         2,032        3,962        3,865
  General and administrative                  122           128          237          254
  Depreciation                              1,254         1,226        2,490        2,428
  Interest                                  1,308         1,330        2,625        2,669
  Property taxes                              468           488          935          966
     Total expenses                         5,321         5,204       10,249       10,182

Net loss                                  $(1,026)      $ (567)      $(1,541)     $ (895)

Net loss allocated to general
  partner                                  $ (121)       $ (67)       $ (182)     $ (106)
Net loss allocated to limited
  partners                                   (905)         (500)      (1,359)        (789)

                                          $(1,026)      $ (567)      $(1,541)     $ (895)

Net loss per limited partnership
  unit                                    $(10.92)      $ (6.03)     $(16.40)     $ (9.52)

Distributions per limited partnership
  unit                                      $ --         $ --          $ --       $ 2.45


        See Accompanying Notes to Consolidated Financial Statements


                    CENTURY PROPERTIES GROWTH FUND XXII
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $82,848

Partners' (deficiency) capital
  at December 31, 2003                82,848      $(8,283)     $ 1,512      $(6,771)

Net loss for the six months
  ended June 30, 2004                     --         (182)      (1,359)      (1,541)

Partners' (deficiency) capital
  at June 30, 2004                    82,848      $(8,465)      $ 153       $(8,312)


        See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                 2004         2003
Cash flows from operating activities:
  Net loss                                                      $(1,541)     $ (895)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 2,490        2,428
     Bad debt                                                       261          358
     Amortization of loan costs                                      93           93
     Change in accounts:
      Receivables and deposits                                      108         (239)
      Other assets                                                 (329)        (262)
      Accounts payable                                              148          106
      Tenant security deposit liabilities                           (37)          57
      Accrued property taxes                                          8          (49)
      Due to affiliates                                             (83)          (4)
      Other liabilities                                              81         (140)
        Net cash provided by operating activities                 1,199        1,453

Cash flows from investing activities:
  Property improvements and replacements                           (888)        (838)
  Net withdrawals from restricted escrows                            45            9
        Net cash used in investing activities                      (843)        (829)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (197)        (329)
  Advances from affiliate                                           181           --
  Principal payments on mortgage notes payable                     (602)        (597)
  Distributions to partners                                          --         (230)
        Net cash used in financing activities                      (618)      (1,156)

Net decrease in cash and cash equivalents                          (262)        (532)

Cash and cash equivalents at beginning of period                  1,011        1,288
Cash and cash equivalents at end of period                       $ 749        $ 756

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,394      $ 2,637

At June 30, 2004 and 2003, accounts payable and property improvements and replacements were adjusted by approximately $199,000 and $66,000, respectively.

At December 31, 2003, approximately $99,000 of property improvements and replacements were included in accounts payable.


        See Accompanying Notes to Consolidated Financial Statements


                    CENTURY PROPERTIES GROWTH FUND XXII
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $433,000 and $457,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $117,000 and $115,000 for the six months ended June 30, 2004 and 2003,respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately
$28,000 and $16,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the six months ended June 30, 2003, approximately $23,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the period. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement. No such incentive was paid during the six months ended June 30, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003 and the six months ended June 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $181,000 during the six months ended June 30, 2004, for this purpose. The total advance for 2003 was $205,000 all of which was advanced subsequent to June 30, 2003. Payments of approximately $200,000 and $334,000 were made during the six months ended June 30, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At June 30, 2004, the outstanding balance was approximately $193,000 including accrued interest. Interest expense amounted to approximately $6,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $250,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Property

On April 20, 2004, the Partnership sold a small portion of the land needed for a road widening project from Wood Creek Apartments to the state of Arizona for gross proceeds of approximately $3,000. The Partnership realized a gain of approximately $2,000 as a result of the sale, which is included in other income.

Note D - Casualty Event

On May 17, 2004, a fire caused by a tenant burning candles resulted in damages to twelve units at Four Winds Apartments. The exact extent of the damages and the applicable repair costs are currently being assessed by the Managing General Partner and insurance carriers of both the property and the tenant. The Partnership does not anticipate that a loss will be recognized related to this casualty. An initial insurance payment of $250,000 was received subsequent to June 30, 2004.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Cooper's Pointe Apartments                    97%        97%
         North Charleston, South Carolina
      Copper Mill Apartments                        96%        94%
         Richmond, Virginia
      Four Winds Apartments (1)                     91%        95%
         Overland Park, Kansas
      Autumn Run Apartments (2)                     92%        97%
         Naperville, Illinois
      Plantation Creek Apartments (2)               86%        93%
         Atlanta, Georgia
      Wood Creek Apartments                         77%        78%
         Mesa, Arizona
      Promontory Point Apartments (3)               78%        87%
         Austin, Texas
      Hampton Greens Apartments (4)                 77%        90%
         Dallas, Texas

(1) The decrease in occupancy at Four Winds Apartments is due to the slow economy in the property's market area, low mortgage rates allowing more tenants to buy homes and a May 2004 fire at the property which damaged twelve units.

(2) The decrease in occupancy at the Autumn Run and Plantation Creek Apartments is a result of changes in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which will help control operating expenses.

(3) The decrease in occupancy at Promontory Point Apartments is primarily due to low mortgage rates allowing more tenants to buy homes and the slow economy in the property's market area.

(4) The decrease in occupancy at Hampton Greens Apartments is due to increased competition in the Dallas market and low mortgage rates allowing more tenants to buy homes. Management is implementing new marketing strategies which may include rental concessions to make Hampton Greens more competitive in its market.

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

Results of Operations

The Partnership's net loss for the six months ended June 30, 2004 was approximately $1,541,000 compared to a net loss of approximately $895,000 for the six months ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was approximately $1,026,000 compared to a net loss of approximately $567,000 for the three months ended June 30, 2003. The increase in net loss for both the three and six months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy at five of the Partnership's investment properties, as discussed above, along with a decrease in the average rental rates for the same properties. The decrease in rental income as a result of the slight decrease in occupancy at Wood Creek Apartments was more than offset by an increase in the average rental rates for the property. Other income decreased due to a decrease in late fees at Wood Creek and Plantation Creek Apartments.

The  increase  in  total  expenses  is  due  to an  increase  in  operating  and depreciation expenses partially offset by decreases in general and administrative, interest and property tax expenses. Operating expense increased primarily due to an increase in property expenses partially offset by a decrease in property management fees. Property expense increased due to an increase in salaries and related benefits at the investment properties. Property management fees, which are paid based on a percentage of rental income, decreased at seven of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to the reduction of the assessment value of Promontory Point Apartments by the local taxing authority.

General and administrative expenses decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $749,000 compared to approximately $756,000 at June 30, 2003. Cash and cash equivalents decreased approximately $262,000 from December 31, 2003 due to approximately $618,000 and $843,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,199,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, and the partial payment of an advance from an affiliate of the Managing General Partner partially offset by an advance received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003 and the six months ended June 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $181,000 during the six months ended June 30, 2004, for this purpose. The total advance for 2003 was $205,000 all of which was advanced subsequent to June 30, 2003. Payments of approximately $200,000 and $334,000 were made during the six months ended June 30, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At June 30, 2004, the outstanding balance was approximately $193,000 including accrued interest. Interest expense amounted to approximately $6,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Cooper's Pointe

During the six months ended June 30, 2004, the Partnership completed approximately $40,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements and fitness equipment upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, parking lot resurfacing and roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Copper Mill

During the six months ended June 30, 2004, the Partnership completed approximately $31,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $74,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, parking lot resurfacing, roof replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Four Winds

During the six months ended June 30, 2004, the Partnership completed approximately $101,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements, air conditioning upgrades, parking lot resurfacing and fitness equipment upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, appliances and security measures. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Autumn Run

During the six months ended June 30, 2004, the Partnership completed approximately $114,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering, appliance and water heater replacements, swimming pool improvements and lighting upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $62,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of appliance and floor covering replacements, swimming pool and parking lot improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Creek

During the six months ended June 30, 2004, the Partnership completed approximately $291,000 of capital improvements at Plantation Creek Apartments, consisting primarily of floor covering and appliance replacements, swimming pool improvements, parking lot resurfacing, water/sewer upgrades, major landscaping and structural improvements. Included in this amount is approximately $70,000 of expenditures related to a collapsed storm drain during 2003 which resulted in significant damage to three tennis courts and part of the pool deck. The damage was not covered by insurance. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $93,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of air conditioning upgrades, roof replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Wood Creek

During the six months ended June 30, 2004, the Partnership completed approximately $196,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering replacements, major landscaping, water heater replacements, parking lot improvements and security measures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete up to an additional $42,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of exterior building and lighting improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Promontory Point

During the six months ended June 30, 2004, the Partnership completed approximately $71,000 of capital improvements at Promontory Point Apartments, consisting primarily of floor covering, furniture and fixture replacements, air conditioning upgrades and structural and exterior improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $68,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of structural improvements, floor covering replacements and security measures. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hampton Greens

During the six months ended June 30, 2004, the Partnership completed approximately $144,000 of capital improvements at Hampton Greens, consisting primarily of floor covering, furniture and fixture replacements, lighting upgrades, exterior improvements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements and exterior property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $65,259,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,299.50 limited partnership units (the "Units") in the Partnership representing 58.30% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.30% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CENTURY PROPERTIES GROWTH FUND XXII


                                    By:   FOX PARTNERS IV,
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of   Fox    Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.