Form 10QSB
period 2004-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2004-11-12
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 374
   Receivables and deposits                                                     837
   Restricted escrows                                                           520
   Other assets                                                               1,210
   Investment properties:
      Land                                                   $ 12,693
      Buildings and related personal property                 118,550
                                                              131,243
      Less accumulated depreciation                           (75,007)       56,236
                                                                           $ 59,177
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 504
   Tenant security deposit liabilities                                          354
   Accrued property taxes                                                     1,049
   Other liabilities                                                            566
   Due to affiliates                                                            628
   Mortgage notes payable                                                    64,919

Partners' Defict
   General partner                                           $ (8,527)
   Limited partners (82,848 units issued and
      outstanding)                                               (316)       (8,843)
                                                                           $ 59,177


                See Accompanying Notes to Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                            2004         2003          2004        2003
Revenues:
  Rental income                           $ 4,101       $ 4,198      $11,937      $12,533
  Other income                                470           495        1,342        1,447
  Casualty gain (Note D)                       90            --           90           --
     Total revenues                         4,661         4,693       13,369       13,980

Expenses:
  Operating                                 2,179         2,151        6,141        6,016
  General and administrative                  109           109          346          363
  Depreciation                              1,243         1,214        3,733        3,642
  Interest                                  1,306         1,323        3,931        3,992
  Property taxes                              355           440        1,290        1,406
     Total expenses                         5,192         5,237       15,441       15,419

Net loss                                   $ (531)      $ (544)      $(2,072)     $(1,439)

Net loss allocated to
  general partner                          $ (62)        $ (64)       $ (244)     $ (170)
Net loss allocated to
  limited partners                           (469)         (480)      (1,828)      (1,269)

                                           $ (531)      $ (544)      $(2,072)     $(1,439)

Net loss per limited
  partnership unit                        $ (5.66)      $ (5.79)     $(22.06)     $(15.32)

Distributions per limited partnership
  unit                                      $ --         $ --          $ --       $ 2.45

                        See Accompanying Notes to Financial Statements

                     CENTURY PROPERTIES GROWTH FUND XXII
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner      Partners      Total

Original capital contributions          82,848         $ --       $82,848      $82,848

Partners' (deficiency) capital at
  December 31, 2003                     82,848       $(8,283)     $ 1,512      $(6,771)

Net loss for the nine months
  ended September 30, 2004                  --          (244)      (1,828)      (2,072)

Partners' deficiency at
  September 30, 2004                    82,848       $(8,527)      $ (316)     $(8,843)

                        See Accompanying Notes to Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2004         2003
Cash flows from operating activities:
  Net loss                                                      $(2,072)     $(1,439)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 3,733        3,642
     Bad debt                                                       411          606
     Amortization of loan costs                                     139          139
     Casualty gain                                                  (90)          --
     Change in accounts:
      Receivables and deposits                                      (57)        (770)
      Other assets                                                 (387)        (305)
      Accounts payable                                              (26)         431
      Tenant security deposit liabilities                           (50)          52
      Accrued property taxes                                         (7)        (143)
      Due to affiliates                                             (77)          (4)
      Other liabilities                                             (43)        (125)
        Net cash provided by operating activities                 1,474        2,084

Cash flows from investing activities:
  Property improvements and replacements                         (1,745)      (1,168)
  Net (deposits to) withdrawals from restricted escrows             (37)          33
  Insurance proceeds received                                       200           --
        Net cash used in investing activities                    (1,582)      (1,135)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (197)        (329)
  Advances from affiliate                                           610           --
  Principal payments on mortgage notes payable                     (942)        (885)
  Distributions to partners                                          --         (230)
        Net cash used in financing activities                      (529)      (1,444)

Net decrease in cash and cash equivalents                          (637)        (495)

Cash and cash equivalents at beginning of period                  1,011        1,288
Cash and cash equivalents at end of period                       $ 374        $ 793

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,275      $ 3,857

At September 30, 2004 and 2003, accounts payable and property improvements and replacements were adjusted by approximately $227,000 and $29,000, respectively.

At December 31, 2003, approximately $99,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $650,000 and $690,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received payments for reimbursement of accountable administrative expenses amounting to approximately $212,000 and $161,000 for the nine months ended September 30, 2004 and 2003,respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $77,000 and $17,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the nine months ended September 30, 2003, approximately $23,000 of Partnership management incentive allocation was paid along with the distributions from operations made during the period. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement. No incentive was paid during the nine months ended September 30, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During 2003 and the nine months ended September 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $500,000 during the nine months ended September 30, 2004, for this purpose. An advance of $110,000 was also made to cover operating expenses of Wood Creek Apartments during the nine months ended September 30, 2004. The total advance for 2003 was $205,000 all of which was advanced subsequent to September 30, 2003. Payments of approximately $200,000 and $334,000 were made during the nine months ended September 30, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At September 30, 2004, the outstanding balance was approximately $628,000 including accrued interest. Interest expense amounted to approximately $12,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively. Subsequent to September 30, 2004, additional advances were made to the Partnership of approximately $163,000 to fund property taxes at Wood Creek Apartments and accounts payable at Autumn Run Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $268,000 and $250,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Property

On April 20, 2004, the Partnership sold a small portion of the land needed for a road widening project from Wood Creek Apartments to the state of Arizona for gross proceeds of approximately $3,000. The Partnership realized a net gain of approximately $2,000 as a result of the sale, which is included in other income.

Note D - Casualty Gain

During the nine months ended September 30, 2004, a casualty gain of approximately $90,000 was recorded at Four Winds Apartments related to a fire on May 17, 2004 caused by a tenant burning candles, which caused damage to twelve units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $200,000 offset by the write off of approximately $110,000 of undepreciated property improvements and replacements.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Cooper's Pointe Apartments                    95%        97%
         North Charleston, South Carolina
      Copper Mill Apartments                        96%        94%
         Richmond, Virginia
      Four Winds Apartments (1)                     91%        94%
         Overland Park, Kansas
      Autumn Run Apartments (2)                     91%        96%
         Naperville, Illinois
      Plantation Creek Apartments (2)               87%        92%
         Atlanta, Georgia
      Wood Creek Apartments (5)                     83%        80%
         Mesa, Arizona
      Promontory Point Apartments (3)               78%        88%
         Austin, Texas
      Hampton Greens Apartments (4)                 79%        89%
         Dallas, Texas

(1) The decrease in occupancy at Four Winds Apartments is due to the slow economy in the property's market area, low mortgage rates allowing more tenants to buy homes and a May 2004 fire at the property which damaged twelve units, of which eight are still under repair.

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

(5) The increase in occupancy at Wood Creek Apartments is due to increased marketing efforts by the property's management team.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2004 was approximately $2,072,000 compared to a net loss of approximately $1,439,000 for the nine months ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was approximately $531,000 compared to a net loss of approximately $544,000 for the three months ended September 30, 2003. The increase in net loss for the nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in net loss for the three months ended September 30, 2004 is due to a decrease in total expenses offset by a decrease in total revenues.

The decrease in total revenues for the three and nine months ended September 30, 2004 is due to decreases in rental and other income partially offset by an increase in casualty gain. Rental income decreased due to a decrease in occupancy at six of the Partnership's investment properties, as discussed above, along with a decrease in the average rental rates for seven of the Partnership's investment properties due to an increase in concession costs at all of the investment properties. Other income decreased due to a decrease in late fees at five of the Partnership's investment properties.

During the nine months ended September 30, 2004, a casualty gain of approximately $90,000 was recorded at Four Winds Apartments related to a fire on May 17, 2004 caused by a tenant burning candles, which caused damage to twelve units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $200,000 offset by the write off of approximately $110,000 of undepreciated property improvements and replacements.

The increase in total expenses for the nine months ended September 30, 2004 is due to an increase in operating and depreciation expenses partially offset by decreases in general and administrative, interest and property tax expenses. Operating expense increased primarily due to an increase in advertising and property expenses partially offset by a decrease in property management fees and maintenance expense. Advertising expense increased at Wood Creek, Plantation Creek, Promontory Point and Hampton Greens Apartments in an effort to attract more tenants. Property expense increased due to an increase in salaries and related benefits at the investment properties. Property management fees, which are based on a percentage of rental income, decreased at seven of the Partnership's investment properties. Maintenance expense decreased due to a decrease in contract services at four of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to the reduction of the assessed value of five of the Partnership's investment properties.

The decrease in total expenses for the three months ended September 30, 2004 is due to a decrease in interest and property tax expenses partially offset by an increase in operating and depreciation expenses. The respective decreases and increases are as discussed above for the nine month period.

General and administrative expenses decreased for the nine months ended September 30, 2004 due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $374,000 compared to approximately $793,000 at September 30, 2003. Cash and cash equivalents decreased approximately $637,000 from December 31, 2003 due to approximately $529,000 and $1,582,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,474,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, and the partial payment of an advance from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received from the casualty at Four Winds Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During 2003 and the nine months ended September 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced $500,000 during the nine months ended September 30, 2004, for this purpose. An advance of $110,000 was also made to cover operating expenses of Wood Creek Apartments during the nine months ended September 30, 2004. The total advance for 2003 was $205,000 all of which was advanced subsequent to September 30, 2003. Payments of approximately $200,000 and $334,000 were made during the nine months ended September 30, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At September 30, 2004, the outstanding balance was approximately $628,000 including accrued interest. Interest expense amounted to approximately $12,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively. Subsequent to September 30, 2004, additional advances were made to the Partnership of approximately $163,000 to fund property taxes at Wood Creek Apartments and accounts payable at Autumn Run Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Cooper's Pointe

During the nine months ended September 30, 2004, the Partnership completed approximately $67,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements, fitness equipment upgrades, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $38,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Copper Mill

During the nine months ended September 30, 2004, the Partnership completed approximately $52,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements, swimming pool improvements, and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $54,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Four Winds

During the nine months ended September 30, 2004, the Partnership completed approximately $420,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements, air conditioning upgrades, parking lot resurfacing, fitness equipment upgrades, exterior painting and casualty repairs. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $88,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Autumn Run

During the nine months ended September 30, 2004, the Partnership completed approximately $157,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering, appliance and water heater replacements, swimming pool improvements, lighting upgrades, landscaping and fitness equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Creek

During the nine months ended September 30, 2004, the Partnership completed approximately $467,000 of capital improvements at Plantation Creek Apartments, consisting primarily of floor covering and appliance replacements, air conditioning upgrades, swimming pool improvements, parking lot resurfacing, water/sewer upgrades, major landscaping and structural improvements. Included in this amount is approximately $70,000 of expenditures related to a collapsed storm drain during 2003 which resulted in significant damage to three tennis courts and part of the pool deck. The damage was not covered by insurance. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $409,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Wood Creek

During the nine months ended September 30, 2004, the Partnership completed approximately $256,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering replacements, major landscaping, water heater replacements, parking lot improvements and security measures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete up to an additional $23,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Promontory Point

During the nine months ended September 30, 2004, the Partnership completed approximately $141,000 of capital improvements at Promontory Point Apartments, consisting primarily of floor covering, furniture and fixture replacements, air conditioning upgrades and structural and exterior improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hampton Greens

During the nine months ended September 30, 2004, the Partnership completed approximately $313,000 of capital improvements at Hampton Greens, consisting primarily of floor covering, furniture and fixture replacements, lighting upgrades, exterior improvements, swimming pool decking, air conditioning, and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $36,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $64,919,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                Nine Months Ended     Per Limited     Nine Months Ended   Per Limited
                  September 30,       Partnership       September 30,     Partnership
                      2004                Unit              2003             Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,441.50 limited partnership units (the "Units") in the Partnership representing 58.47% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.


ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.