Form 10KSB
period 2004-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2005-03-25
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $18,178,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2004.

                                 Gross
                               Carrying   Accumulated   Depreciable             Federal
Property                         Value   Depreciation      Life      Method    Tax Basis
                                   (in thousands)                             (in thousands)
Wood Creek Apartments          $ 18,842    $ 10,937      5-30 yrs      S/L     $  3,188
Plantation Creek
 Apartments                      29,770      17,543      5-30 yrs      S/L        5,777
Four Winds Apartments            19,412      10,835      5-30 yrs      S/L        3,493
Copper Mill Apartments           10,239       5,818      5-30 yrs      S/L        3,673
Cooper's Pointe Apartments        8,255       5,178      5-30 yrs      S/L          827
Autumn Run Apartments            19,619      11,176      5-30 yrs      S/L        3,410
Promontory Point Apartments      13,658       7,462      5-30 yrs      S/L        2,716
Hampton Greens Apartments        13,284       7,318      5-30 yrs      S/L        2,948
                               $133,079    $ 76,267                            $ 26,032

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate mortgage loans encumbering the Partnership's properties.

                              Principal                                      Principal
                              Balance At                                      Balance
                             December 31,  Interest    Period    Maturity     Due At
         Property                2004        Rate    Amortized     Date    Maturity (1)
                            (in thousands)                                (in thousands)

Wood Creek Apartments          $11,540       7.93%     30 yrs     2/2006      $11,319
Plantation Creek
 Apartments                     14,224       7.93%     30 yrs     2/2006       13,952
Four Winds Apartments            8,669       7.93%     30 yrs     2/2006        8,489
Copper Mill Apartments           5,444       7.88%     30 yrs     1/2006        5,347
Cooper's Pointe
 Apartments                      3,793       7.88%     30 yrs     1/2006        3,725
Autumn Run Apartments           12,038       7.02%     20 yrs    10/2021           --
Promontory Point
 Apartments                      3,705       7.04%     30 yrs     5/2008        3,500
Hampton Greens Apartments        5,176       7.88%     30 yrs     1/2006        5,084
  Total                        $64,589                                        $51,416

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                                 Average Annual           Average
                                                  Rental Rates           Occupancy
                                                   (per unit)
 Property                                       2004        2003       2004      2003
 Wood Creek Apartments (1)                    $ 6,727     $ 6,702       86%      79%
 Plantation Creek Apartments (2)                7,395       7,434       87%      92%
 Four Winds Apartments (3)                      7,433       7,758       91%      94%
 Copper Mill Apartments                         9,132       9,034       95%      94%
 Cooper's Pointe Apartments (4)                 7,806       7,673       94%      97%
 Autumn Run Apartments (5)                      9,221       9,351       92%      96%
 Promontory Point Apartments (6)                6,613       7,028       78%      88%
 Hampton Greens Apartments (7)                  5,776       6,036       80%      89%

  (1) The increase in occupancy at Wood Creek Apartments is due to increased marketing efforts by the property's management team.

  (2) The decrease in occupancy at Plantation Creek Apartments is due to the slow economy in the Atlanta, Georgia area.

  (3) The decrease in occupancy at Four Winds Apartments is due to the slow economy in the property's market area, low mortgage rates allowing more tenants to buy homes, and a May 2004 fire at the property which damaged twelve units.

  (4) The decrease in occupancy at Cooper's Pointe Apartments is due to a decrease in the tenant base as a result of recent overseas military deployments.

  (5) The decrease in occupancy at Autumn Run Apartments is a result of changes in the criteria used to accept new tenants. The charges were instituted in an effort to attract and maintain more desirable tenants which will help control operating expenses.

  (6) The decrease in occupancy at Promontory Point Apartments is primarily due to low mortgage rates allowing more tenants to buy homes and the slow economy in the property's market area.

  (7) The decrease in occupancy at Hampton Greens Apartments is due to increased competition in the Dallas market and low mortgage rates allowing more tenants to buy homes. Management is implementing new marketing strategies which may include rental concessions to make Hampton Greens more competitive in its market.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                             2004              2004
                                            Billing            Rate
                                        (in thousands)
Wood Creek Apartments                        $168              1.11%
Plantation Creek Apartments   *               283              3.42%
Four Winds Apartments         *               171              1.14%
Copper Mill Apartments        *               117              0.94%
Cooper's Pointe Apartments                    131              1.70%
Autumn Run Apartments         *               414              6.79%
Promontory Point Apartments   *               205              2.92%
Hampton Greens Apartments     *               230              2.93%

*  The  Partnership  is  currently   appealing  the  assessed  values  of  these
properties.

Capital Expenditures

Wood Creek Apartments

The Partnership completed approximately $495,000 in capital expenditures at Wood Creek Apartments during the year ended December 31, 2004, consisting primarily of appliance and floor covering replacements, major landscaping, water heater replacements, parking lot improvements, and exterior painting. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek Apartments

The Partnership completed approximately $907,000 in capital expenditures at Plantation Creek Apartments during the year ended December 31, 2004, consisting primarily of major landscaping, floor covering and appliance replacements, parking lot resurfacing, fencing, structural improvements, water/sewer upgrades, air conditioning upgrades and swimming pool improvements. Included in this amount is approximately $70,000 of expenditures related to a collapsed storm drain during the spring which resulted in significant damage to three tennis courts and part of the pool deck. The damage was not covered by insurance. These improvements were funded from operating cash flow, replacement reserves and affiliate advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Four Winds Apartments

The Partnership completed approximately $853,000 in capital expenditures at Four Winds Apartments during the year ended December 31, 2004, consisting primarily of structural improvements, floor covering replacements, air conditioning upgrades, parking lot resurfacing, fitness equipment upgrades, exterior painting, and casualty repairs. These improvements were funded from replacement reserves, operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

The Partnership completed approximately $99,000 in capital expenditures at Copper Mill Apartments during the year ended December 31, 2004, consisting primarily of floor covering replacements, air conditioning upgrades and swimming pool and parking lot improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pointe Apartments

The Partnership completed approximately $95,000 in capital expenditures at Cooper's Pointe Apartments during the year ended December 31, 2004, consisting primarily of floor covering replacements, fitness equipment upgrades, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

The Partnership completed approximately $675,000 in capital expenditures at Autumn Run Apartments during the year ended December 31, 2004, consisting primarily of floor covering, appliance and water heater replacements, swimming pool improvements, lighting upgrades, exterior building improvements, landscaping and fitness equipment. These improvements were funded from operating cash flow and affiliate advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point Apartments

The Partnership completed approximately $194,000 in capital expenditures at Promontory Point Apartments during the year ended December 31, 2004, consisting primarily of appliance, floor covering, furniture and fixture replacements, air conditioning upgrades and structural and exterior improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampton Greens Apartments

The Partnership completed approximately $391,000 in capital expenditures at Hampton Greens Apartments during the year ended December 31, 2004, consisting primarily of floor covering, furniture and fixture replacements, air conditioning, lighting upgrades, exterior improvements, swimming pool decking and parking lot resurfacing. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 3,004 holders of record owning an aggregate of 82,848 Units at December 31, 2004. Affiliates of the Managing General Partner owned 48,441.50 Units or 58.47% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2004       Unit      December 31, 2003       Unit

Operations                 $ --             $ --             $ 230           $ 2.45

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,441.50 limited partnership units (the "Units") in the Partnership representing 58.47% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $401.29 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $2,500,000 compared to a net loss of approximately $1,909,000 for the comparable period in 2003. The increase in net loss for the year ended December 31, 2004 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to decreases in both rental and other income partially offset by an increase in casualty gain. Rental income decreased due to decreases in occupancy at six of the Partnership's investment properties along with a decrease in the average rental rates for five of the Partnership's investment properties due to an increase in concession costs at all of the investment properties. Other income decreased due to a decrease in late fees at seven of the Partnership's investment properties.

During the year ended December 31, 2004, a casualty gain of approximately $313,000 was recorded at Four Winds Apartments related to a fire on May 17, 2004 caused by a tenant burning candles, which caused damage to twelve units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $423,000 offset by the write off of approximately $110,000 of undepreciated improvements and replacements.

During the year December 31, 2003, the Partnership recorded a casualty gain of approximately $25,000 at Autumn Run Apartments. The casualty gain was related to wind damage in May 2003. The gain was a result of the receipt of insurance proceeds of approximately $35,000 offset by approximately $10,000 of undepreciated property improvements and replacements being written off.

The increase in total expenses for the year ended December 31, 2004, is due to an increase in operating and depreciation expenses partially offset by decreases in general and administrative, interest, and property tax expenses. Operating expenses increased primarily due to an increase in advertising and property expenses partially offset by a decrease in property management fees and maintenance expense. Advertising expense increased at Plantation Creek, Four Winds, Coopers Point, Autumn Run, Promontory Point, and Hampton Greens Apartments in an effort to attract more tenants. Property expense increased predominately due to an increase in salaries and related benefits at the Partnership's investment properties. Property management fees, which are based on a percentage of rental income, decreased at seven of the Partnership's investment properties. Maintenance expense decreased due to a decrease in contract services at five of the investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to the reduction of the assessed value of four of the Partnership's investment properties.

General and administrative expenses decreased for the year ended December 31, 2004 primarily due to a decrease in professional fees. Also included are reimbursements to an affiliate of the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $698,000 compared to approximately $1,011,000 at December 31, 2003. Cash and cash equivalents decreased approximately $313,000 from December 31, 2003 due to approximately $2,774,000 of cash used in investing activities partially offset by approximately $2,459,000 and $2,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received from a casualty at Four Winds Apartments and net withdrawals to restricted escrows maintained by the mortgage lenders. Cash provided by the financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties and the repayment of an advance from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,471,000 during the year ended December 31, 2004. During the year ended December 31, 2003, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $205,000. Payments of approximately $200,000 and $334,000 were made during the years ended December 31, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At December 31, 2004, the outstanding balance was approximately $1,505,000 including accrued interest. Interest expense amounted to approximately $28,000 and $3,000 for the years ended December 31, 2004 and 2003, respectively. Subsequent to December 31, 2004 additional advances of approximately $1,000,000 were made to the Partnership to fund capital improvements at several of the properties and real estate taxes at Hampton Greens Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement resources and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Except as noted above the Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $64,589,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2004       Unit      December 31, 2003       Unit

Operations                 $ --             $ --             $ 230           $ 2.45

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,411.50 limited partnership units (the "Units") in the Partnership representing 58.47% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $401.29 per Units. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Growth Fund XXII


We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                       CENTURY PROPERTIES GROWTH FUND XXII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 698
   Receivables and deposits                                                    1,031
   Restricted escrows                                                            406
   Other assets                                                                  926
   Investment properties (Notes C, D and G):
      Land                                                    $ 12,693
      Buildings and related personal property                  120,386
                                                               133,079
      Less accumulated depreciation                            (76,267)       56,812

                                                                            $ 59,873
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 896
   Tenant security deposit liability                                             340
   Accrued property taxes                                                      1,137
   Other liabilities                                                             636
   Due to affiliates (Note B)                                                  1,546
   Mortgage notes payable (Note C)                                            64,589

Partners' Deficit
   General partner                                            $ (8,578)
   Limited partners (82,848 units issued and
      outstanding)                                                (693)       (9,271)

                                                                            $ 59,873

         See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2004          2003
Revenues:
  Rental income                                               $16,007        $16,538
  Other income                                                  1,858          1,914
  Casualty gains (Note F)                                         313             25
  Gain on sale of property (Note G)                                --              5
      Total revenues                                           18,178         18,482

Expenses:
  Operating                                                     8,355          8,026
  General and administrative                                      458            481
  Depreciation                                                  4,994          4,860
  Interest                                                      5,242          5,312
  Property taxes                                                1,629          1,712
      Total expenses                                           20,678         20,391

Net loss (Note E)                                             $(2,500)       $(1,909)

Net loss allocated to general partner                          $ (295)       $ (225)
Net loss allocated to limited partners                         (2,205)        (1,684)

                                                              $(2,500) $(1,909)

Net loss per limited partnership unit                         $(26.62)       $(20.33)

Distributions per limited partnership unit                      $ --         $ 2.45


         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners       Total

Original capital contributions           82,848       $ --       $ 82,848     $ 82,848

Partners' (deficiency) capital at
   December 31, 2002                     82,848      $(8,031)     $ 3,399      $(4,632)

Distributions paid to partners               --          (27)        (203)        (230)

Net loss for the year
   ended December 31, 2003                   --         (225)      (1,684)      (1,909)

Partners' (deficiency) capital
   at December 31, 2003                  82,848       (8,283)       1,512       (6,771)

Net loss for the year ended
   December 31, 2004                         --         (295)      (2,205)      (2,500)

Partners' deficit at
   December 31, 2004                     82,848      $(8,578)     $ (693)      $(9,271)

         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (2,500)    $ (1,909)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   4,994        4,860
     Bad debt                                                        (605)         801
     Amortization of loan costs                                       186          186
     Gain on sale of property                                          --           (5)
     Casualty gain                                                   (313)         (25)
     Change in accounts:
      Receivables and deposits                                        764         (668)
      Other assets                                                   (150)        (166)
      Accounts payable                                                 59           87
      Tenant security deposit liability                               (64)          55
      Accrued property taxes                                           81         (204)
      Other liabilities                                                27         (137)
      Due to affiliates                                               (20)          83
        Net cash provided by operating activities                   2,459        2,958

Cash flows from investing activities:
  Property improvements and replacements                           (3,274)      (1,691)
  Net withdrawals from (deposits to) restricted escrows                77          (20)
  Insurance proceeds received                                         423           35
  Net proceeds from sale of property                                   --           17
        Net cash used in investing activities                      (2,774)      (1,659)

Cash flows from financing activities
  Principal payments on mortgage notes payable                     (1,272)      (1,222)
  Distributions paid to partners                                       --         (230)
  Advances from affiliate                                           1,471          205
  Repayment of advances from affiliate                               (197)        (329)
        Net cash provided by (used in) financing activities             2       (1,576)

Net decrease in cash and cash equivalents                            (313)        (277)
Cash and cash equivalents at beginning of year                      1,011        1,288
Cash and cash equivalents at end of year                          $ 698       $ 1,011

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 4,975      $ 5,189

Supplemental information of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 534         $ 99

         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $66,109,000.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $628,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Replacement Reserve Escrow

The Partnership maintains replacement reserve escrows at seven of its eight properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2004, the balance in these accounts is approximately $406,000, which includes interest.

Deferred Costs

At December 31, 2004, loan costs of approximately $1,980,000 are included in other assets in the accompanying balance sheet and are being amortized over the terms of the related loan agreements. At December 31, 2004, accumulated amortization is approximately $1,554,000. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $186,000 in 2005; $39,000 in 2006, $29,000 in 2007, $18,000 in 2008 and $12,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to a material new feature to a property and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $490,000 and $398,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $879,000 and $918,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. At December 31, 2004, approximately $5,000 of such property management fees were unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $425,000 and $249,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $239,000 and $61,000 for the years ended December 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $36,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the year ended December 31, 2003, approximately $23,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement. No incentive was paid during the year ended December 31, 2004.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,471,000 during the year ended December 31, 2004. During the year ended December 31, 2003, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $205,000. Payments of approximately $200,000 and $334,000 were made during the years ended December 31, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At December 31, 2004, the outstanding balance was approximately $1,505,000 including accrued interest. Interest expense amounted to approximately $28,000 and $3,000 for the years ended December 31, 2004 and 2003, respectively. Subsequent to December 31, 2004 additional advances of approximately $1,000,000 were made to the Partnership to fund capital improvements at several of the properties and real estate taxes at Hampton Greens Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $259,000 and $250,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,441.50 limited partnership units (the "Units") in the Partnership representing 58.47% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $401.29 per Units. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                                 Principal    Monthly                          Principal
                                Balance At    Payment     Stated                Balance
                               December 31,  Including   Interest  Maturity     Due At
           Property                2004       Interest     Rate      Date      Maturity
                                    (in thousands)                                (in
                                                                              thousands)
Wood Creek Apartments             $11,540       $ 94      7.93%     2/2006      $11,319
Plantation Creek Apartments        14,224        116      7.93%     2/2006       13,952
Four Winds Apartments               8,669         71      7.93%     2/2006        8,489
Copper Mill Apartments              5,444         44      7.88%     1/2006        5,347
Cooper's Pointe Apartments          3,793         31      7.88%     1/2006        3,725
Autumn Run Apartments              12,038        102      7.02%     10/2021          --
Promontory Point Apartments         3,705         27      7.04%     5/2008        3,500
Hampton Greens Apartments           5,176         42      7.88%     1/2006        5,084
      Total                       $64,589       $527                            $51,416

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                               2005             $ 1,315
                               2006              48,455
                               2007                 516
                               2008               4,004
                               2009                 516
                            Thereafter            9,783
                                                $64,589

Note D - Investment Properties and Accumulated Depreciation

                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                                Buildings      Net Cost
                                                               and Related    Capitalized
                                                                Personal     Subsequent to
           Description              Encumbrances     Land       Property      Acquisition
                                   (in thousands)                           (in thousands)
Wood Creek Apartments                 $11,540       $ 2,130     $ 13,440        $ 3,272
Plantation Creek Apartments            14,224         2,653       20,827          6,290
Four Winds Apartments                   8,669         1,363       14,288          3,761
Copper Mill Apartments                  5,444           933        8,061          1,245
Cooper's Pointe Apartments              3,793           513        6,696          1,046
Autumn Run Apartments                  12,038         1,462       14,957          3,200
Promontory Point Apartments             3,705         1,690       10,129          1,839
Hampton Greens Apartments               5,176         2,086        9,474          1,724
              Total                   $64,589       $12,830     $ 97,872        $22,377


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                Buildings
                                And Related
                                 Personal              Accumulated    Year of   Depreciable
     Description         Land    Property     Total   Depreciation  ConstructionLife-Years
                                                     (in thousands)
Wood Creek Apartments  $ 2,116   $ 16,726   $ 18,842     $10,937       1985        5-30
Plantation Creek
 Apartments              2,655     27,115     29,770      17,543       1978        5-30
Four Winds Apartments    1,357     18,055     19,412      10,835       1987        5-30
Copper Mill Apartments     929      9,310     10,239       5,818       1987        5-30
Cooper's Pointe
 Apartments                510      7,745      8,255       5,178       1986        5-30
Autumn Run Apartments    1,445     18,174     19,619      11,176       1987        5-30
Promontory Point
 Apartments              1,595     12,063     13,658       7,462       1984        5-30
Hampton Greens
 Apartments              2,086     11,198     13,284       7,318       1986        5-30
        Total          $12,693   $120,386   $133,079     $76,267

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $129,633      $128,934
  Property improvements and replacements          3,709         1,790
  Disposal of property                             (263)       (1,079)
  Sale of property                                   --           (12)
Balance at end of year                         $133,079      $129,633

Accumulated Depreciation
Balance at beginning of year                   $ 71,427      $ 67,636
  Additions charged to expense                    4,994         4,860
  Disposal of property                             (154)       (1,069)
Balance at end of year                         $ 76,267      $ 71,427

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2004 and 2003, is approximately $130,902,000 and $127,740,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $104,870,000 and $100,695,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                    2004          2003

Net loss as reported                               $(2,500)     $(1,909)
Add (deduct):
   Depreciation differences                            819          644
   Change in prepaid rent                              (27)         (18)
   Casualty gain                                      (313)          --
   Other                                              (111)         (46)

Federal taxable loss                               $(2,132)     $(1,329)
Federal taxable loss per limited
   partnership unit                                $(22.70)     $(14.15)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2004
Net liabilities as reported                     $ (9,271)
Land and buildings                                (2,177)
Accumulated depreciation                         (28,603)
Syndication                                       12,427
Other                                                496
Net liabilities - Federal tax basis             $(27,128)

Note F - Casualty Gains

During the year ended December 31, 2004, a casualty gain of approximately $313,000 was recorded at Four Winds Apartments related to a fire on May 17, 2004 caused by a tenant burning candles, which caused damage to twelve units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $423,000 offset by a write off of approximately $110,000 of undepreciated improvements and replacements.

During the year December 31, 2003, the Partnership recorded a casualty gain of approximately $25,000 at Autumn Run Apartments. The casualty gain was related to wind damage in May 2003. The gain was a result of the receipt of insurance proceeds of approximately $35,000 offset by approximately $10,000 of undepreciated property improvements and replacements being written off.

Note G - Dispositions of Property

On April 20, 2004, the Partnership sold a small portion of land needed for a road widening project from Wood Creek Apartments to the state of Arizona for gross proceeds of approximately $3,000. The Partnership realized a net gain of approximately $2,000 as a result of the sale, which is included in other income.

On October 24, 2003, the Partnership sold a portion of the land from Autumn Run Apartments to the city of Naperville, Illinois, for gross proceeds of approximately $26,000. The Partnership realized a gain of approximately $5,000 as a result of the sale. The Partnership was required to use the net proceeds, after closing costs, of approximately $17,000 as a payment on the mortgage encumbering the property.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

Name                        Age    Position

Harry G. Alcock              42    Director and Executive Vice President
Martha L. Long               45    Director and Senior Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the (Managing, Corporate) General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

                  Entity                 Number of Units      Percentage

      AIMCO IPLP, L.P.                      17,341.5            20.93%
        (an affiliate of AIMCO)
      IPLP Acquisition I, LLC                5,459.0             6.59%
        (an affiliate of AIMCO)
      Market Ventures, LLC                      45.0             0.05%
        (an affiliate of AIMCO)
      AIMCO Properties, L.P.                25,596.0            30.90%
        (an affiliate of AIMCO)

AIMCO IPLP, L.P., IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $879,000 and $918,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. At December 31, 2004, approximately $5,000 of such property management fees were unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $425,000 and $249,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $239,000 and $61,000 for the years ended December 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $36,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. During the year ended December 31, 2003, approximately $23,000 of Partnership management incentive allocation was paid along with the distributions from operations. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement. No incentive was paid during the year ended December 31, 2004.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,471,000 during the year ended December 31, 2004. During the year ended December 31, 2003, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $205,000. Payments of approximately $200,000 and $334,000 were made during the years ended December 31, 2004 and 2003, respectively, which included accrued interest of approximately $3,000 and $5,000, respectively. At December 31, 2004, the outstanding balance was approximately $1,505,000 including accrued interest. Interest expense amounted to approximately $28,000 and $3,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $259,000 and $250,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,441.50 limited partnership units (the "Units") in the Partnership representing 58.47% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $401.29 per Units. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $74,000 and $72,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $23,000 and $15,000 for 2004 and 2003, respectively.

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


                                    CENTURY PROPERTIES GROWTH FUND XXII


                                    By:   FOX PARTNERS IV,
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive   Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Growth Fund XXII (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.