Form 10QSB
period 2005-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2005-05-12
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                 $ 840
   Receivables and deposits                                                   1,045
   Restricted escrows                                                           508
   Other assets                                                                 818
   Investment properties:
      Land                                                   $ 12,693
      Buildings and related personal property                 121,031
                                                              133,724
      Less accumulated depreciation                           (77,566)       56,158
                                                                           $ 59,369
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 458
   Tenant security deposit liabilities                                          329
   Accrued property taxes                                                     1,022
   Due to affiliates (Note B)                                                 2,690
   Other liabilities                                                            566
   Mortgage notes payable                                                    64,237

Partners' Deficit
   General partner                                           $ (8,656)
   Limited partners (82,848 units issued and
      outstanding)                                             (1,277)       (9,933)
                                                                           $ 59,369


         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                           Three Months Ended
                                                                March 31,
                                                          2005              2004
Revenues:
   Rental income                                         $4,156            $3,982
   Other income                                             382               431
      Total revenues                                      4,538             4,413

Expenses:
   Operating                                              1,978             1,793
   General and administrative                               119               115
   Depreciation                                           1,299             1,236
   Interest                                               1,327             1,317
   Property taxes                                           477               467
      Total expenses                                      5,200             4,928

Net loss                                                 $ (662)           $ (515)

Net loss allocated to general partner                     $ (78)           $ (61)
Net loss allocated to limited partners                     (584)             (454)

                                                         $ (662)           $ (515)

Net loss per limited partnership unit                    $(7.05)           $(5.48)

         See Accompanying Notes to Consolidated Financial Statements

                     CENTURY PROPERTIES GROWTH FUND XXII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $82,848

Partners' deficit
  at December 31, 2004                82,848      $(8,578)     $  (693)     $(9,271)

Net loss for the three months
  ended March 31, 2005                    --          (78)        (584)        (662)

Partners' deficit
  at March 31, 2005                   82,848      $(8,656)     $(1,277)     $(9,933)

         See Accompanying Notes to Consolidated Financial Statements

                    CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                                 2005         2004
Cash flows from operating activities:
  Net loss                                                      $ (662)      $ (515)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,299        1,236
     Bad debt                                                        55          136
     Amortization of loan costs                                      46           47
     Change in accounts:
      Receivables and deposits                                      (69)           6
      Other assets                                                   62         (101)
      Accounts payable                                             (130)        (154)
      Tenant security deposit liabilities                           (11)         (20)
      Accrued property taxes                                       (115)          (7)
      Due to affiliates                                              81          (71)
      Other liabilities                                             (70)         (96)
        Net cash provided by operating activities                   486          461

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows            (102)          64
  Property improvements and replacements                           (953)        (393)
        Net cash used in investing activities                    (1,055)        (329)

Cash flows from financing activities:
  Repayment of advances from affiliate                              (62)        (197)
  Advances from affiliate                                         1,125          181
  Principal payments on mortgage notes payable                     (352)        (300)
        Net cash provided by (used in) financing
          activities                                                711         (316)

Net increase (decrease) in cash and cash equivalents                142         (184)

Cash and cash equivalents at beginning of period                    698        1,011
Cash and cash equivalents at end of period                       $ 840        $ 827

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,298      $ 1,211

At December 31, 2004, approximately $534,000 of property improvements and replacements were included in accounts payable.

At  March  31,  2005,   approximately  $226,000  of  property  improvements  and
replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $227,000 and $221,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $153,000 and $62,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $107,000 and $17,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At March 31, 2005, approximately $83,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No such incentive was paid during the three months ended March 31, 2005 or 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (7.75% at March 31, 2005). During the three months ended March 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Coopers Pointe Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,125,000 during the three months ended March 31, 2005. During the three months ended March 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $181,000. Payments of approximately $62,000 and $200,000 were made during the three months ended March 31, 2005 and 2004, respectively, which included accrued interest of less than $1,000 and approximately $3,000, respectively. At March 31, 2005, the outstanding balance was approximately $2,607,000 including accrued interest. Interest expense amounted to approximately $39,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $174,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $259,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Cooper's Pointe Apartments (1)                87%        98%
         North Charleston, South Carolina
      Copper Mill Apartments (2)                    92%        95%
         Richmond, Virginia
      Four Winds Apartments                         94%        92%
         Overland Park, Kansas
      Autumn Run Apartments                         96%        95%
         Naperville, Illinois
      Plantation Creek Apartments (3)               84%        87%
         Atlanta, Georgia
      Wood Creek Apartments (4)                     95%        77%
         Mesa, Arizona
      Promontory Point Apartments                   82%        81%
         Austin, Texas
      Hampton Greens Apartments (4)                 82%        77%
         Dallas, Texas


(1) The decrease in occupancy at Cooper's Pointe Apartments is due to a decrease in the tenant base as a result of recent overseas military deployments.

(2) The decrease in Copper Mill Apartments is due to low mortgage rates allowing more tenants to buy homes and an increase in new properties in the area.

(3) The decrease in occupancy at Plantation Creek Apartments is a result of changes in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which help control operating expenses.

(4) The increase in occupancy at Wood Creek Apartments and Hampton Greens Apartments is due to management implementing new marketing strategies which included rental concessions which enabled the properties to be more competitive in their respective markets.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $662,000 compared to a net loss of approximately $515,000 for the comparable period in 2004. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at five of the Partnership's investment properties partially offset by a decrease in occupancy at three of the Partnership's investment properties. Other income decreased due to a decrease in lease cancellation fees at six of the Partnership's investment properties which was partially offset by an increase in resident utility reimbursements at four of the Partnership's investment properties.

Total expenses increased due to an increase in operating, depreciation, interest and property tax expense. General and administrative expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising, property and maintenance expenses. Adverting expense increased at six of the Partnership's investment properties in an effort to attract more tenants. Property expense increased due to an increase in salaries and related expenses at all of the Partnership's investment properties. Maintenance expense increased due to an increase in landscaping supplies, paving work, interior painting and repair work performed at Wood Creek Apartments which helped to attract new tenants. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest charged on the affiliate advances as a result of an increase in such advances partially offset by a decrease in interest on the mortgages encumbering the Partnership's investment properties due to the payment of scheduled principal payments, which reduced the average outstanding balance over the past twelve months. Property tax expense increased due to the increase in the assessed value of Autumn Run Apartments.

Included in general and administrative expenses are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $840,000 compared to approximately $827,000 at March 31, 2004. Cash and cash equivalents increased approximately $142,000 from December 31, 2004 due to approximately $486,000 and $711,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $1,055,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties and the repayment of advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (7.75% at March 31, 2005). During the three months ended March 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Coopers Pointe Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,125,000 during the three months ended March 31, 2005. During the three months ended March 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $181,000. Payments of approximately $62,000 and $200,000 were made during the three months ended March 31, 2005 and 2004, respectively, which included accrued interest of less than $1,000 and approximately $3,000, respectively. At March 31, 2005, the outstanding balance was approximately $2,607,000 including accrued interest. Interest expense amounted to approximately $39,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Cooper's Pointe

During the three months ended March 31, 2005, the Partnership completed approximately $20,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements, interior decoration and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill

During the three months ended March 31, 2005, the Partnership completed approximately $63,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements, structural and interior improvements and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Four Winds

During the three months ended March 31, 2005, the Partnership completed approximately $56,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and affiliate advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run

During the three months ended March 31, 2005, the Partnership completed approximately $194,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering replacements, vinyl siding and exterior improvements. These improvements were funded from operating cash flow and affiliate advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

During the three months ended March 31, 2005, the Partnership completed approximately $149,000 of capital improvements at Plantation Creek Apartments, consisting primarily of floor covering replacements, interior and structural improvements. These improvements were funded from operating cash flow and affiliate advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek

During the three months ended March 31, 2005, the Partnership completed approximately $77,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering replacements, signage and exterior painting. These improvements were funded from operating cash flow and affiliate advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point

During the three months ended March 31, 2005, the Partnership completed approximately $39,000 of capital improvements at Promontory Point Apartments, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampton Greens

During the three months ended March 31, 2005, the Partnership completed approximately $47,000 of capital improvements at Hampton Greens, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Except as noted above, the Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $64,237,000 is amortized over varying periods with balloon payments of $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 48,441.50 limited partnership units (the "Units") in the Partnership representing 58.47% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $401.29. Such offer expires on May 31, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding
Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 12, 2005

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

      10.10 Multifamily Note for Autumn Run dated September 6, 2001, by and between Century Properties Growth Fund XXII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. Filed with the Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

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

Date:  May 12, 2005

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

Date:  May 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.