Form 10QSB
period 2005-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2005-08-12
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 843
   Receivables and deposits                                                   1,099
   Restricted escrows                                                           372
   Other assets                                                                 939
   Investment properties:
      Land                                                   $ 12,693
      Buildings and related personal property                 122,188
                                                              134,881
      Less accumulated depreciation                           (78,878)       56,003
                                                                           $ 59,256
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 586
   Tenant security deposit liabilities                                          324
   Accrued property taxes                                                       988
   Due to affiliates (Note B)                                                 3,613
   Other liabilities                                                            687
   Mortgage notes payable                                                    63,913

Partners' Deficit
   General partner                                           $ (8,765)
   Limited partners (82,848 units issued and
      outstanding)                                             (2,090)      (10,855)
                                                                           $ 59,256


  The accompanying notes are an integral part of these financial statements.

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2005         2004          2005        2004
Revenues:
  Rental income                           $ 4,231       $ 3,854      $ 8,387      $ 7,836
  Other income                                397           441          779          872
     Total revenues                         4,628         4,295        9,166        8,708

Expenses:
  Operating                                 2,368         2,169        4,346        3,962
  General and administrative                  125           122          244          237
  Depreciation                              1,312         1,254        2,611        2,490
  Interest                                  1,336         1,308        2,663        2,625
  Property taxes                              409           468          886          935
     Total expenses                         5,550         5,321       10,750       10,249

Net loss                                   $ (922)      $(1,026)     $(1,584)     $(1,541)

Net loss allocated to general
  partner                                  $ (109)      $ (121)       $ (187)     $ (182)
Net loss allocated to limited
  partners                                   (813)         (905)      (1,397)      (1,359)

                                           $ (922)      $(1,026)     $(1,584)     $(1,541)

Net loss per limited partnership
  unit                                    $ (9.81)      $(10.92)     $(16.86)     $(16.40)

  The accompanying notes are an integral part of these financial statements.


                     CENTURY PROPERTIES GROWTH FUND XXII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        82,848        $ --       $82,848      $ 82,848

Partners' deficit
  at December 31, 2004                82,848      $(8,578)      $ (693)     $ (9,271)

Net loss for the six months
  ended June 30, 2005                     --         (187)      (1,397)       (1,584)

Partners' deficit
  at June 30, 2005                    82,848      $(8,765)     $(2,090)     $(10,855)

  The accompanying notes are an integral part of these financial statements.

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                      June 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net loss                                                      $(1,584)     $(1,541)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 2,611        2,490
     Bad debt                                                        95          261
     Amortization of loan costs                                      93           93
     Change in accounts:
      Receivables and deposits                                     (163)         108
      Other assets                                                 (106)        (329)
      Accounts payable                                               26          148
      Tenant security deposit liabilities                           (16)         (37)
      Accrued property taxes                                       (149)           8
      Due to affiliates                                             184          (83)
      Other liabilities                                              51           81
        Net cash provided by operating activities                 1,042        1,199

Cash flows from investing activities:
  Property improvements and replacements                         (2,138)        (888)
  Net withdrawals from restricted escrows                            34           45
        Net cash used in investing activities                    (2,104)        (843)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (100)        (197)
  Advances from affiliate                                         1,983          181

  Principal payments on mortgage notes payable                     (676)        (602)
        Net cash provided by (used in) financing activities       1,207         (618)

Net increase (decrease) in cash and cash equivalents                145         (262)

Cash and cash equivalents at beginning of period                    698        1,011
Cash and cash equivalents at end of period                       $ 843        $ 749

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,454      $ 2,394
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
    payable                                                      $ 198        $ 199

Included in property improvements and replacements for the six months ended June
30, 2005 are approximately $534,000 of improvements, which were included in accounts payable at December 31, 2004.

  The accompanying notes are an integral part of these financial statements.

                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $453,000 and $433,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $249,000 and $117,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $154,000 and $28,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At June 30, 2005, approximately $131,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No such incentive was paid during the six months ended June 30, 2005 or 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (8.25% at June 30, 2005). During the six months ended June 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $1,983,000. During the six months ended June 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $181,000. Payments of approximately $100,000 and $200,000 were made during the six months ended June 30, 2005 and 2004, respectively, which included accrued interest of less than $1,000 and approximately $3,000, respectively. At June 30, 2005, the outstanding balance was approximately $3,482,000, including accrued interest of approximately $120,000. Interest expense amounted to approximately $94,000 and $6,000 for the six months ended June 30, 2005 and 2004, respectively. Subsequent to June 30, 2005, the Partnership received advances of approximately $249,000 to pay the mortgage at Plantation Creek and Hampton Greens Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is Managing Generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $268,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Property

During the six months ended June 30, 2004, the Partnership sold a small portion of the land needed for a road widening project from Wood Creek Apartments to the state of Arizona for gross proceeds of approximately $3,000. The Partnership realized a gain of approximately $2,000 as a result of the sale, which is included in other income.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Cooper's Pointe Apartments (1)                88%        97%
         North Charleston, South Carolina
      Copper Mill Apartments (2)                    92%        96%
         Richmond, Virginia
      Four Winds Apartments (3)                     94%        91%
         Overland Park, Kansas
      Autumn Run Apartments (4)                     96%        92%
         Naperville, Illinois
      Plantation Creek Apartments                   86%        86%
         Atlanta, Georgia
      Wood Creek Apartments (3)                     95%        77%
         Mesa, Arizona
      Promontory Point Apartments (5)               81%        78%
         Austin, Texas
      Hampton Greens Apartments (3)                 80%        77%
         Dallas, Texas

(1) The decrease in occupancy at Cooper's Pointe Apartments is due to a decrease in the tenant base as a result of recent overseas military deployments.

(2) The decrease in occupancy at Copper Mill Apartments is due to low mortgage rates allowing more tenants to buy homes and employment reductions in the local market area.

(3) The increase in occupancy at Four Winds, Wood Creek, and Hampton Greens Apartments is due to favorable market conditions and increased marketing efforts by local management.

(4) The increase in occupancy at Autumn Run Apartments is due to a more stable tenant base as a result of increased credit standards.

(5) The increase in occupancy at Promontory Point Apartments is due to the completion of major highway construction near the property which has increased traffic.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $922,000 and $1,584,000, respectively, compared to net loss of approximately $1,026,000 and $1,541,000 for the three and six month periods ended June 30, 2004, respectively. The decrease in net loss for the three month period is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net loss for the six month period is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased for the three and six month periods due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at five of the investment properties and a decrease in bad debt expense at most of the investment properties partially offset by a decrease in occupancy at Coopers Point and Copper Mill Apartments. Other income decreased due to a decrease in lease cancellation fees at most of the investment properties and an increase in corporate unit rent at Copper Mill Apartments partially offset by an increase in utility reimbursements at Wood Creek Apartments.

Total expenses increased for the three and six month periods due to increases in operating, depreciation, and interest expenses partially offset by a decrease in property tax expense. Operating expense increased due to increases in advertising, property, and maintenance expenses. Advertising expense increased due to increases in internet advertising at all of the investment properties and in referral fees at Plantation Creek Apartments partially offset by a decrease in leasing promotions at Wood Creek, Plantation Creek and Hampton Greens Apartments. Property expense increased due to an increase in payroll and related benefits at most of the investment properties and in utilities at Wood Creek and Plantation Creek Apartments. Maintenance expense increased due to an increase in contract labor at Plantation Creek and Cooper's Point Apartments and in parts and supplies at Wood Creek Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Interest expense increased due to an increase in interest charged on the affiliate advances as a result of an increase in such advances partially offset by a decrease in interest on the mortgages encumbering the Partnership's investment properties due to the payment of scheduled principal payments, which reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to a decrease in the expected tax rate for the two investment properties located in Texas.

Included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $843,000 compared to approximately $749,000 at June 30, 2004. Cash and cash equivalents increased approximately $145,000 from December 31, 2004 due to approximately $1,042,000 and $1,207,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,104,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties and the repayment of advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (8.25% at June 30, 2005). During the six months ended June 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $1,983,000. During the six months ended June 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $181,000. Payments of approximately $100,000 and $200,000 were made during the six months ended June 30, 2005 and 2004, respectively, which included accrued interest of less than $1,000 and approximately $3,000, respectively. At June 30, 2005, the outstanding balance was approximately $3,482,000, including accrued interest of approximately $120,000. Interest expense amounted to approximately $94,000 and $6,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Cooper's Pointe

During the six months ended June 30, 2005, the Partnership completed approximately $50,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements, fire safety equipment, interior decoration and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

During the six months ended June 30, 2005, the Partnership completed approximately $540,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements, interior lighting, parking lot resurfacing, swimming pool upgrades, air conditioning units, miniblinds, structural improvements and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

During the six months ended June 30, 2005, the Partnership completed approximately $195,000 of capital improvements at Four Winds Apartments, consisting primarily of floor covering replacements, parking area resurfacing, swimming pool upgrades, furniture replacements, fencing, major landscaping, and exterior painting. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run

During the six months ended June 30, 2005, the Partnership completed approximately $258,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering replacements, vinyl siding, swimming pool upgrades, window and door replacements, and exterior painting. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

During the six months ended June 30, 2005, the Partnership completed approximately $415,000 of capital improvements at Plantation Creek Apartments, consisting primarily of floor covering replacements, water heaters, plumbing fixtures, air conditioning units, appliances, major landscaping and structural improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

During the six months ended June 30, 2005, the Partnership completed approximately $115,000 of capital improvements at Wood Creek Apartments, consisting primarily of computers, signage, exterior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

During the six months ended June 30, 2005, the Partnership completed approximately $85,000 of capital improvements at Promontory Point Apartments, consisting primarily of floor covering replacements, swimming pool upgrades, siding and exterior improvements, and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

During the six months ended June 30, 2005, the Partnership completed approximately $144,000 of capital improvements at Hampton Greens, consisting primarily of floor covering replacement, interior lighting, fencing, major landscaping, and wall covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Except as noted above, the Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $63,913,000 is amortized over varying periods with balloon payments of approximately $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,370.50 limited partnership units (the "Units") in the Partnership representing 65.63% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.63% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

      10.7 Promissory Note dated June 30, 1998, by and between the Partnership and Lehman Brothers Holding, Inc. for Promontory Point incorporated by reference to Exhibit 10.3 on the Partnership's quarterly report on Form 10-QSB for the quarter ended June 30, 1998.

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.