Form 10QSB
period 2005-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2005-11-14
CIK 740156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the  registrant  is a shell company (as defined
in rule 12b-2 of Exchange Act).   Yes      No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CENTURY PROPERTIES GROWTH FUND XXII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 507
   Receivables and deposits                                                   1,211
   Restricted escrows                                                           320
   Other assets                                                               1,029
   Investment properties:
      Land                                                   $ 12,693
      Buildings and related personal property                 123,350
                                                              136,043
      Less accumulated depreciation                           (80,177)       55,866
                                                                           $ 58,933
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 852
   Tenant security deposit liabilities                                          331
   Accrued property taxes                                                     1,076
   Other liabilities                                                            642
   Due to affiliates (Note B)                                                 4,119
   Mortgage notes payable                                                    63,564

Partners' Deficit
   General partner                                           $ (8,859)
   Limited partners (82,848 units issued and
      outstanding)                                             (2,792)      (11,651)
                                                                           $ 58,933

         See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                            2005         2004          2005        2004
Revenues:
  Rental income                           $ 4,382       $ 4,101      $12,769      $11,937
  Other income                                465           470        1,244        1,342
  Casualty gain (Note D)                      138            90          138           90
     Total revenues                         4,985         4,661       14,151       13,369

Expenses:
  Operating                                 2,402         2,179        6,748        6,141
  General and administrative                  121           109          365          346
  Depreciation                              1,365         1,243        3,976        3,733
  Interest                                  1,362         1,306        4,025        3,931
  Property taxes                              531           355        1,417        1,290
     Total expenses                         5,781         5,192       16,531       15,441

Net loss                                   $ (796)      $ (531)      $(2,380)     $(2,072)

Net loss allocated to
  general partner                          $ (94)        $ (62)       $ (281)     $ (244)
Net loss allocated to
  limited partners                           (702)         (469)      (2,099)      (1,828)

                                           $ (796)      $ (531)      $(2,380)     $(2,072)

Net loss per limited
  partnership unit                        $ (8.47)      $ (5.66)     $(25.34)     $(22.06)

         See Accompanying Notes to Consolidated Financial Statements

                     CENTURY PROPERTIES GROWTH FUND XXII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner      Partners      Total

Original capital contributions          82,848         $ --       $82,848      $ 82,848

Partners' deficit at
  December 31, 2004                     82,848       $(8,578)      $ (693)     $ (9,271)

Net loss for the nine months
  ended September 30, 2005                  --          (281)      (2,099)       (2,380)

Partners' deficit at
  September 30, 2005                    82,848       $(8,859)     $(2,792)     $(11,651)

         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2005     2004
Cash flows from operating activities:
  Net loss                                                      $(2,380)     $(2,072)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 3,976        3,733
     Bad debt                                                       188          411
     Amortization of loan costs                                     139          139
     Casualty gain                                                 (138)         (90)
     Change in accounts:
      Receivables and deposits                                     (368)         (57)
      Other assets                                                 (242)        (387)
      Accounts payable                                              198          (26)
      Tenant security deposit liabilities                            (9)         (50)
      Accrued property taxes                                        (61)          (7)
      Due to affiliates                                             312          (77)
      Other liabilities                                               6          (43)
        Net cash provided by operating activities                 1,621        1,474

Cash flows from investing activities:
  Property improvements and replacements                         (3,309)      (1,745)
  Net withdrawals from (deposits to) restricted escrows              86          (37)
  Insurance proceeds received                                       175          200
        Net cash used in investing activities                    (3,048)      (1,582)

Cash flows from financing activities:
  Repayment of advances from affiliate                             (190)        (197)
  Advances from affiliate                                         2,451          610
  Principal payments on mortgage notes payable                   (1,025)        (942)
        Net cash provided by (used in) financing activities       1,236         (529)

Net decrease in cash and cash equivalents                          (191)        (637)

Cash and cash equivalents at beginning of period                    698        1,011
Cash and cash equivalents at end of period                       $ 507        $ 374

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,677      $ 3,275

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                      $ 292        $ --

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 are approximately $534,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PROPERTIES GROWTH FUND XXII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $685,000 and $650,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $477,000 and $212,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $332,000 and $77,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At September 30, 2005, approximately $181,000 of accountable administrative expenses were unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No such incentive was paid during the nine months ended September 30, 2005 or 2004 as there were no distributions from operations during these periods.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (8.75% at September 30, 2005). During the nine months ended September 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $2,451,000. During the nine months ended September 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $500,000 for this purpose. An advance of $110,000 was also made to cover operating expenses of Wood Creek Apartments during the nine months ended September 30, 2004. Payments of approximately $190,000 and $200,000 were made during the nine months ended September 30, 2005 and 2004, respectively, which included accrued interest of less than $1,000 and approximately $3,000, respectively. At September 30, 2005, the outstanding balance was approximately $3,938,000, including accrued interest of approximately $198,000. Interest expense amounted to approximately $173,000 and $12,000 for the nine months ended September 30, 2005 and 2004. Subsequent to September 30, 2005, the Partnership received advances of approximately $2,132,000 to pay refinance deposits for Copper Mill and Cooper's Pointe Apartments, to payoff the balance of the old mortgage at Wood Creek Apartments (see "Note F"), and for operating expenses at Plantation Creek Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is Managing Generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $268,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Property

During the nine months ended September 30, 2004, the Partnership sold a small portion of the land needed for a road widening project from Wood Creek Apartments to the state of Arizona for gross proceeds of approximately $3,000. The Partnership realized a gain of approximately $2,000 as a result of the sale, which is included in other income.

Note D - Casualty Gain

During the nine months ended September 30, 2005 a casualty gain of approximately $138,000 was recorded at Promontory Point Apartments related to a hail storm that damaged buildings and roofs on March 25, 2005. The gain was the result of the receipt of insurance proceeds of approximately $175,000 offset by the write off of approximately $37,000 of undepreciated property improvements and replacements.

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note F - Subsequent Events

Subsequent to September 30, 2005, Four Winds CPGF 22, LP, which the Partnership owns a 100% interest in, entered into a sale contract with a third party to sell Four Winds Apartments for a sale price of approximately $21,771,000. The sale is anticipated to close during the fourth quarter of 2005. For the nine months ended September 30, 2005 the property had total revenues of approximately $2,010,000 and net income of approximately $111,000. The net book value of Four Winds Apartments assets at September 30, 2005 was approximately $8,170,000.

Subsequent to September 30, 2005, the Partnership obtained mortgage financing in the principal amount of approximately $10,500,000 on its investment property, Woodcreek Apartments, located in Mesa, Arizona. The existing mortgage debt, which had an outstanding principal balance of approximately $11,376,000, was scheduled to mature on February 1, 2006 and was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. Total capitalized loan costs were approximately $197,000 including approximately $105,000 paid to an affiliate of the Managing General Partner. The Partnership will recognize a loss on early extinguishment of debt in the fourth quarter of 2005 of approximately $8,000 due to the write off of unamortized loan costs.

The new loan agreement requires monthly payments of principal and interest beginning on November 25, 2005 until the loan matures September 16, 2007. The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") that has also provided for the refinancing of several other properties affiliated with AIMCO Properties. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility. The loan may be prepaid without penalty. As a condition of the loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Cooper's Pointe Apartments (1)                91%        95%
         North Charleston, South Carolina
      Copper Mill Apartments (2)                    93%        96%
         Richmond, Virginia
      Four Winds Apartments (3)                     94%        91%
         Overland Park, Kansas
      Autumn Run Apartments (3)                     96%        91%
         Naperville, Illinois
      Plantation Creek Apartments                   89%        87%
         Atlanta, Georgia
      Wood Creek Apartments (3)                     95%        83%
         Mesa, Arizona
      Promontory Point Apartments (4)               84%        78%
         Austin, Texas
      Hampton Greens Apartments                     81%        79%
         Dallas, Texas

(1) The decrease in occupancy at Cooper's Pointe Apartments is due to a decrease in the tenant base as a result of recent overseas military deployments.

(2) The decrease in occupancy at Copper Mill Apartments is due to low mortgage rates allowing more tenants to buy homes and employment reductions in the local market area.

(3) The increase in occupancy at Four Winds, Wood Creek and Autumn Run Apartments is due to favorable market conditions and increased marketing efforts by local management.

(4) The increase in occupancy at Promontory Point Apartments is due to a more stable tenant base as a result of increased credit standards due to the completion of major highway construction near the property which has increased traffic.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $796,000 and $2,380,000, respectively, compared to net loss of approximately $531,000 and $2,072,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three and nine month periods is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased for the three and nine month periods due to the recognition of a casualty gain at Promontory Point Apartments and an increase in rental income. For the nine months ended September 30, 2005 the increase in total revenues was partially offset by a decrease in other income. Other income remained relatively constant for the three month period.

Rental income increased for the three and nine months ended September 30, 2005 due to increases in occupancy at six of the Partnership's investment properties, increases in average rental rates at Wood Creek, Plantation Creek, Copper Mill and Cooper's Point Apartments and reduced bad debt expenses at all but one of the Partnership's properties, partially offset by reduced occupancy at Copper Mill and Cooper's Pointe Apartments and reduced average rental rates at Four Winds, Autumn Run, Promontory Point and Hampton Green Apartments. Other income decreased for the nine months ended September 30, 2005 due primarily to reduced corporate unit rent at Copper Mill Apartments and reduced lease cancellation fees at seven of the Partnership's investment properties, partially offset by an increase in utility fees collected at Wood Creek and Plantation Creek Apartments.

During the nine months ended September 30, 2005 a casualty gain of approximately $138,000 was recorded at Promontory Point Apartments related to a hail storm that damaged buildings and roofs on March 25, 2005. The gain was the result of the receipt of insurance proceeds of approximately $175,000 offset by the write off of approximately $37,000 of undepreciated property improvements and replacements.

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

Total expenses increased for the three and nine months ended September 30, 2005 due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased due to increases in advertising, property, administrative, insurance and maintenance expenses. Advertising expense increased primarily due to increased referral fees at Plantation Creek Apartments and increased periodical advertisements at all of the Partnership's investment properties. Property expense increased due to increases in payroll and related benefit expenses at five of the Partnership's properties, increased utility expenses at Cooper's Pointe, Four Winds, Plantation Creek and Wood Creek Apartments, and increased resident referral fees at all but one of the
Partnership's investment properties. Administrative expenses increased due to increased phone sales at all of the Partnership's properties, increased legal fees at Autumn Run and Plantation Creek Apartments and increased temporary agency help at Plantation Creek Apartments. Insurance expense increased primarily due to a termite bond purchased at Plantation Creek Apartments. Maintenance expense increased due to an increase in contract labor expenses at Plantation Creek, Four Winds and Copper Mill Apartments, partially offset by a decrease in contract labor expenses at Autumn Run Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Interest expense increased due to an increase in interest charge on the advances from an affiliate of the Managing General Partner as a result of an increase in such advances, partially offset by a decrease in interest expense on the mortgages encumbering the Partnership's investment properties due to the payment of scheduled principal payments, which reduced the average outstanding balance over the past twelve months. Property tax expense increased due to refunds received in 2004 at Plantation Gardens and Autumn Run Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are management reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $507,000 compared to approximately $374,000 at September 30, 2004. Cash and cash equivalents decreased approximately $191,000 from December 31, 2004 due to approximately $3,048,000 of cash used in investing activities, partially offset by approximately $1,621,000 and $1,236,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received and net withdrawals from restricted escrows maintained by the mortgage lenders. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties and the repayment of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cooper's Pointe

During the nine months ended September 30, 2005, the Partnership completed approximately $85,000 of capital improvements at Cooper's Pointe Apartments, consisting primarily of floor covering replacements, major landscaping, interior decoration and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Copper Mill

During the nine months ended September 30, 2005, the Partnership completed approximately $714,000 of capital improvements at Copper Mill Apartments, consisting primarily of floor covering replacements, interior lighting, parking lot resurfacing, wood replacement, major landscaping, exterior painting, gutter replacement, structural improvements and major landscaping. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Four Winds

During the nine months ended September 30, 2005, the Partnership completed approximately $247,000 of capital improvements at Four Winds Apartments, consisting primarily of termite prevention, floor covering and appliance replacements, fencing, major landscaping, and exterior painting. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. This property is under contract to sell during the fourth quarter of 2005.

Autumn Run

During the nine months ended September 30, 2005, the Partnership completed approximately $294,000 of capital improvements at Autumn Run Apartments, consisting primarily of floor covering replacements, vinyl siding, swimming pool upgrades, window and door replacements, parking lot resurfacing and exterior painting. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

During the nine months ended September 30, 2005, the Partnership completed approximately $858,000 of capital improvements at Plantation Creek Apartments, consisting primarily of appliance, cabinet and floor covering replacements, interior lighting improvements, plumbing fixtures, air conditioning units, miniblinds, major landscaping, recreation facility improvements and structural improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Creek

During the nine months ended September 30, 2005, the Partnership completed approximately $261,000 of capital improvements at Wood Creek Apartments, consisting primarily of plumbing upgrades, furniture, sprinkler system improvements, exterior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Promontory Point

During the nine months ended September 30, 2005, the Partnership completed approximately $329,000 of capital improvements at Promontory Point Apartments, consisting primarily of floor covering and appliance replacements, siding and exterior improvements, roof replacements and reconstruction of damage caused by a hail storm at the property. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens

During the nine months ended September 30, 2005, the Partnership completed approximately $279,000 of capital improvements at Hampton Greens, consisting primarily of floor covering replacement, parking lot resurfacing, model upgrades, interior lighting, major landscaping, and wall covering and appliance replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (8.75% at September 30, 2005). During the nine months ended September 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $2,451,000. During the nine months ended September 30, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments and advanced approximately $500,000 for this purpose. An advance of $110,000 was also made to cover operating expenses of Wood Creek Apartments during the nine months ended September 30, 2004. Payments of approximately $190,000 and $200,000 were made during the nine months ended September 30, 2005 and 2004, respectively, which included accrued interest of less than $1,000 and approximately $3,000, respectively. At September 30, 2005, the outstanding balance was approximately $3,938,000, including accrued interest of approximately $198,000. Interest expense amounted to approximately $173,000 and $12,000 for the nine months ended September 30, 2005 and 2004, respectively. Subsequent to September 30, 2005, the Partnership received advances of approximately $2,132,000 to pay refinance deposits for Copper Mill and Cooper's Pointe Apartments, to payoff the balance of the old mortgage at Wood Creek Apartments (see "Note F"), and for operating expenses at Plantation Creek Apartments.

Except as noted above, the Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of a portion of the old mortgage at Woodcreek as discussed above) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $63,564,000 is amortized over varying periods with balloon payments of approximately $47,916,000 and $3,500,000 due in 2006 and 2008, respectively, and one mortgage which will be fully amortized upon its maturity in October 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Subsequent to September 30, 2005, the Partnership obtained mortgage financing in the principal amount of approximately $10,500,000 on its investment property, Woodcreek Apartments, located in Mesa, Arizona. The existing mortgage debt, which had an outstanding principal balance of approximately $11,376,000, was scheduled to mature on February 1, 2006 and was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. Total capitalized loan costs were approximately $197,000 including approximately $105,000 paid to an affiliate of the Managing General Partner. The Partnership will recognize a loss on early extinguishment of debt in the fourth quarter of 2005 of approximately $8,000 due to the write off of unamortized loan costs.

The new loan agreement requires monthly payments of principal and interest beginning on November 25, 2005 until the loan matures September 16, 2007. The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") that has also provided for the refinancing of several other properties affiliated with AIMCO Properties. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility. The loan may be prepaid without penalty. As a condition of the loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

There were no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,609.50 limited partnership units (the "Units") in the Partnership representing 65.92% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.92% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,023.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

      10.11 Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership and Passco Real Estate Enterprises, Inc. effective August 22, 2005 incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 2005 and filed August 26, 2005.

      10.12 Amendment to Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership, a Delaware limited partnership, as Seller, and Passco Real Estate Enterprises, Inc., a California corporation, as Purchaser, effective September 8, 2005 incorporated by reference to the Registrant's Current Report on Form 8-K dated October 20, 2005 and filed October 26, 2005.

      10.13 Reinstatement and Second Amendment of Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership, a Delaware limited partnership, as Seller, Passco Real Estate Enterprises, Inc., a California corporation, as Original Purchaser, and Passco Companies, LLC, a California limited liability company, as Purchaser, effective October 20, 2005 incorporated by reference to the Registrant's Current Report on Form 8-K dated October 20, 2005 and filed October 26, 2005.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.