Form 10KSB
period 2005-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2006-03-31
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13418

CENTURY PROPERTIES GROWTH FUND XXII
(Name of small business issuer in its charter)

California	94-2939418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $18,865,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in limited partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio.  The Partnership continues to own and operate seven residential properties. One property was acquired by the lender through foreclosure in 1992, one property was sold in each of 1995, 2001 and 2005. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership’s properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

On December 23, 2005, the Partnership sold Four Winds Apartments to a third party for net proceeds of approximately $20,482,000 after payment of closing costs. The Partnership realized a gain of approximately $12,216,000 as a result of the sale. The Partnership used approximately $8,504,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 is approximately $2,601,000 and $2,977,000, respectively, of revenues generated by the property.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2005.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 19,230	$ 11,691	5-30 yrs	S/L	$ 3,142
Plantation Creek
Apartments	30,862	18,858	5-30 yrs	S/L	6,185
Copper Mill
Apartments	10,995	6,211	5-30 yrs	S/L	3,939
Cooper's Pointe
Apartments	8,384	5,490	5-30 yrs	S/L	864
Autumn Run
Apartments	19,948	11,925	5-30 yrs	S/L	3,184
Promontory Point
Apartments	13,973	7,909	5-30 yrs	S/L	2,739
Hampton Greens
Apartments	13,643	7,790	5-30 yrs	S/L	3,056
	$117,035	$ 69,874			$ 23,109

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Wood Creek Apartments	$10,473	(2)	30 yrs	09/2007	$10,184
Plantation Creek
Apartments	13,952	7.93%(3)	30 yrs	02/2006	13,952
Copper Mill Apartments	10,600	5.59%(3)	30 yrs	01/2016	8,791
Cooper's Pointe
Apartments	7,735	5.52%(3)	30 yrs	12/2014	6,560
Autumn Run Apartments	11,648	7.02%(3)	20 yrs	10/2021	--
Promontory Point
Apartments	3,647	7.04%(3)	30 yrs	05/2008	3,500
Hampton Greens Apartments	2,804	(2)	30 yrs	09/2007	2,736
Total	$60,859				$45,723

(1)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)

The mortgage was refinanced under an interim credit facility at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).

(3)

Fixed rate mortgage.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage of $10,500,000  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense. The Partnership paid loan costs of approximately $100,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty.  The Partnership paid loan costs of approximately $45,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $86,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the first day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership recorded a loss on early extinguishment of debt of approximately $2,000 as a result of unamortized loan costs being written off, which is included in interest expense. The Partnership paid loan costs of approximately $98,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

Subsequent to December 31, 2005, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008, is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and requires monthly interest only payments. Total capitalized loan costs were approximately $98,000.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Wood Creek Apartments (1)	$ 7,208	$ 6,727	95%	86%
Plantation Creek Apartments	7,591	7,395	89%	87%
Copper Mill Apartments	9,327	9,132	94%	95%
Cooper's Pointe Apartments	7,968	7,806	92%	94%
Autumn Run Apartments (2)	9,198	9,221	95%	92%
Promontory Point Apartments (1)	6,418	6,613	87%	78%
Hampton Greens Apartments (1)	5,727	5,776	84%	80%

(1)

The increase in occupancy at Wood Creek Apartments, Promontory Pointe  Apartments and Hampton Green Apartments is due to improved market conditions and increased marketing efforts by the respective property management teams.

(2)

The increase in occupancy at Autumn Run Apartments is due to competitive pricing.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$155	1.02%
Plantation Creek Apartments	288	3.47%
Copper Mill Apartments	141	0.92%
Cooper's Pointe Apartments	123	1.49%
Autumn Run Apartments	403	6.66%
Promontory Point Apartments	182	2.60%
Hampton Greens Apartments	193	2.98%

Capital Expenditures

Wood Creek Apartments

During the year ended December 31, 2005 the Partnership completed approximately $388,000 in capital expenditures at Wood Creek Apartments consisting primarily of major landscaping, plumbing improvements, sprinkler system upgrades, office computers, air conditioning units, exterior painting and, appliances and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek Apartments

During the year ended December 31, 2005 the Partnership completed approximately $1,093,000 in capital expenditures at Plantation Creek Apartments consisting primarily of structural upgrades, interior painting, lighting improvements, major landscaping, recreational facility upgrades, wall coverings, and air conditioning unit, cabinet, gutter, exterior door, water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Four Winds Apartments

During the year ended December 31, 2005 the Partnership completed approximately $287,000 in capital expenditures at Four Winds Apartments consisting primarily of termite prevention, floor covering and appliance replacements, fencing, major landscaping, and exterior painting. These improvements were funded from replacement reserves, operating cash flow and advances from an affiliate of the Managing General Partner. Four Winds Apartments was sold on December 23, 2005.

Copper Mill Apartments

During the year ended December 31, 2005 the Partnership completed approximately $755,000 in capital expenditures at Copper Mill Apartments consisting primarily of structural upgrades, wood replacement, plumbing improvements, exterior painting, interior decoration, lighting upgrades, swimming pool improvements, parking lot resurfacing, wall coverings, major landscaping, and air conditioning unit, gutter, miniblind, water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pointe Apartments

During the year ended December 31, 2005 the Partnership completed approximately $129,000 in capital expenditures at Cooper's Pointe Apartments consisting primarily of structural upgrades, plumbing improvements, signage, major landscaping, interior decoration, and air conditioning unit, water heater, appliance and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run Apartments

During the year ended December 31, 2005 the Partnership completed approximately $329,000 in capital expenditures at Autumn Run Apartments consisting primarily of floor covering, vinyl siding, exterior painting, parking lot resurfacing, swimming pool improvements, and air conditioning unit, exterior door, window, water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point Apartments

During the year ended December 31, 2005 the Partnership completed approximately $418,000 in capital expenditures at Promontory Point Apartments consisting primarily of building improvements, roof replacements, siding, fencing, floor covering, air conditioning unit and appliance replacements, and exterior improvements, roof replacements and reconstruction of damage caused by a hail storm at the property. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampton Greens Apartments

During the year ended December 31, 2005 the Partnership completed approximately $359,000 in capital expenditures at Hampton Greens Apartments consisting primarily of parking lot resurfacing, lighting improvements, model upgrades, interior lighting, major landscaping, and wall covering, water heater, air conditioning unit, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,490 holders of record owning an aggregate of 82,848 Units at December 31, 2005. Affiliates of the Managing General Partner owned 54,609.50 Units or 65.92% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. A significant amount of Partnership cash at December 31, 2005, approximately $8,620,000, was reserved to fund the deficit between the new mortgage obtained on January 31, 2006 at Plantation Creek Apartments and the payoff of the existing mortgage. The Partnership paid a distribution from Four Winds sales proceeds in March of 2006 of approximately $2,160,000, or $25.55 per Unit. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit additional distributions to its partners during 2006 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,609.50 Units in the Partnership representing 65.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership's net income for the years ended December 31, 2005 was approximately $9,123,000 compared with a net loss of approximately $2,500,000 for the year ended December 31, 2004. The increase in net income for the year ended December 31, 2005 is primarily due to the recognition of the gain on the sale of Four Winds Apartments.

On December 23, 2005, the Partnership sold Four Winds Apartments to a third party for net proceeds of approximately $20,482,000 after payment of closing costs. The Partnership used approximately $8,504,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $12,216,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statement of operations has been restated as of January 1, 2004 to reflect the operations of Four Winds Apartments as (loss) income from discontinued operations due to its sale in December 2005.  Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 are revenues of approximately $2,601,000 and $2,977,000, respectively.

Included in income from discontinued operations for the year ended December 31, 2004 is a casualty gain of approximately $313,000 which was recorded at Four Winds Apartments related to a fire on May 17, 2004 caused by a tenant burning candles, which caused damage to twelve units of the complex.  The gain was the result of the receipt of insurance proceeds of approximately $423,000 offset by the write off of approximately $110,000 of undepreciated property improvements and replacements.

The Partnership’s loss from continuing operations for the years ended December 31, 2005 and 2004 was approximately $2,917,000 and $2,721,000, respectively. The increase in loss from continuing operations for the year ended December 31, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income, and a casualty gain recognized at Promontory Point partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy and the average rental rates at four of the properties and a decrease in bad debt expense at most of the investment properties.  Other income decreased due to decreases in lease cancellation fees and late charges at Promontory Point Apartments and Hampton Green Apartments and due to a decrease in corporate unit rent at Copper Mill Apartments.

During the year ended December 31, 2005 a casualty gain of approximately $138,000 was recorded at Promontory Point Apartments related to a hail storm that damaged buildings and roofs on March 25, 2005.  The gain was the result of the receipt of insurance proceeds of approximately $175,000 offset by the write off of approximately $37,000 of undepreciated property improvements and replacements.

Total expenses increased due to an increase in operating, depreciation, interest, property tax and general and administrative expenses.  Operating expense increased due to increases in advertising, property and administrative expense.  Advertising expense increased due to increases in web advertising and periodicals advertising at six of the properties.  Property expense increased due to increases in payroll and related benefits, utility expense, and referral fee commissions at all of the properties.  Administrative expense increased due to increases in tenant application processing and resident eviction expense at all properties, and an increase in legal fees at two of the properties, partially offset by decreases in applicant screening, and business and licenses fees at two of the properties.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to both an increase in the amount of advances and also an increase in the interest rate charged on the advances from an affiliate of the Managing General Partner, partially offset by a decrease in interest expense on the mortgages encumbering the Partnership’s investment properties due to the payment of scheduled principal payments, which reduced the average outstanding balance over the past twelve months and the refinancings resulting in lower interest rates.  Property tax expense increased due to refunds received in 2004 at Plantation Gardens and Autumn Run Apartments.

General and administrative expenses increased for the year ended December 31, 2005 due to an increase in the cost of services included in the management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $12,519,000 compared to approximately $698,000 at December 31, 2004.  Cash and cash equivalents increased approximately $11,821,000 due to approximately $16,617,000 and $742,000 of cash provided by investing and operating activities, partially offset by approximately $5,538,000 of cash used in financing activities.  Cash provided by investing activities consisted of net proceeds from the sale of Four Winds Apartments, insurance proceeds, and withdrawals from restricted escrows maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Four Winds Apartments, Wood Creek Apartments, Copper Mill Apartments, Cooper’s Pointe, and Hampton Greens Apartments, loan costs paid, principal payments on the mortgages encumbering the Partnership’s investment properties and the repayment of advances from an affiliate of the Managing General Partner partially offset by advances received from the affiliate of the Managing General Partner and proceeds received from the refinancing of Wood Creek Apartments, Copper Mill Apartments, Cooper’s Pointe Apartments, and Hampton Greens Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). During the year ended December 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund real estate taxes, capital expenditures and operating expenses at several of the investment properties and advanced funds of approximately $2,996,000 during the year ended December 31, 2005. In addition, the Partnership’s Managing General Partner agreed to advance approximately $3,932,000 to cover closing costs and the deficiency between the existing mortgage payoff and the new mortgage loans as a result of the refinancings of Woodcreek Apartments and Hampton Greens Apartments and advanced approximately $409,000 to cover refinance fees at Copper Mill and Cooper’s Pointe Apartments. During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced approximately $1,471,000. Payments of approximately $9,145,000 and $200,000 were made during the years ended December 31, 2005 and 2004, respectively, which included accrued interest of approximately $329,000 and $3,000, respectively. Interest expense amounted to approximately $303,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively.  There is no balance outstanding on the line of credit at December 31, 2005.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage of $10,500,000  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or Cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty.  The Partnership paid loan costs of approximately $100,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,804,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or Cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty.  The Partnership paid loan costs of approximately

$45,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $86,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the first day of each month.  The mortgage matures on January 10, 2016, at which time at which time a balloon payment of approximately $8,791,000 is due. The Partnership paid loan costs of approximately $98,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

Subsequent to December 31, 2005, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008 is a variable rate mortgage with interest equal to the average of the one-month libor plus 200 basis points, and requires monthly interest only payments. Total capitalized loan costs were approximately $98,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Except as noted above the Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $60,859,000 is amortized over varying periods with balloon payments of $13,952,000, $12,920,000, $3,500,000, $6,560,000, and $8,791,000 due in 2006, 2007, 2008, 2014 and 2016 respectively, and one mortgage which will be fully amortized upon its maturity. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire December 31, 2010.  Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. A significant amount of Partnership cash at December 31, 2005, approximately $8,620,000, was reserved to fund the deficit between the new mortgage obtained on January 31, 2006 at Plantation Creek Apartments and the payoff of the existing mortgage. The Partnership processed a distribution from Four Winds sales proceeds in March of 2006 of approximately $2,160,000, or $25.55 per Unit. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvements to permit additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,609.50 limited partnership units (the "Units") in the Partnership representing 65.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.92% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII

We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2005, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 12,519
Receivables and deposits		1,685
Restricted escrows		265
Other assets		1,055
Investment properties (Notes A, C, D, F and G):
Land	$ 11,336
Buildings and related personal property	105,699
	117,035
Less accumulated depreciation	(69,874)	47,161

		$ 62,685
Liabilities and Partners' Deficiency (Capital)

Liabilities
Accounts payable		$ 581
Tenant security deposit liabilities		272
Accrued property taxes		621
Other liabilities		500
Mortgage notes payable (Notes C and H)		60,859

Partners' deficiency (capital) (Note H)
General partner	$ (7,403)
Limited partners (82,848 units issued and
outstanding)	7,255	(148)

		$ 62,685

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$14,636	$13,612
Other income	1,490	1,589
Casualty gains (Note F)	138	--
Total revenues	16,264	15,201

Expenses:
Operating	7,934	7,308
General and administrative	493	458
Depreciation	4,509	4,170
Interest	4,684	4,519
Property taxes	1,561	1,467
Total expenses	19,181	17,922

Loss from continuing operations	$(2,917)	$(2,721)

(Loss) income from discontinued operations	(176)	221
Gain on sale of discontinued operations	12,216	--
Net income (loss) (Note E)	9,123	(2,500)

Net income (loss) allocated to general partner	$ 1,175	$ (295)
Net income (loss) allocated to limited partners	7,948	(2,205)

	$ 9,123	$(2,500)

Net income (loss) per limited partnership unit:
Loss from continuing operations	$(31.05)	$(28.97)
(Loss) income from discontinued operations	(1.87)	2.35
Gain on sale of discontinued operations	128.85	--
	$ 95.93	$(26.62)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' (deficiency) capital at
December 31, 2003	82,848	$(8,283)	$ 1,512	$(6,771)

Net loss for the year
ended December 31, 2004	--	(295)	(2,205)	(2,500)

Partners' deficit
at December 31, 2004	82,848	(8,578)	(693)	(9,271)

Net income for the year ended
December 31, 2005	--	1,175	7,948	9,123

Partners' (deficiency) capital at
December 31, 2005	82,848	$(7,403)	$ 7,255	$ (148)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 9,123	$ (2,500)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	5,316	4,994
Bad debt	369	605
Amortization of loan costs	193	186
Gain on sale of investment property	(12,216)	--
Casualty gain	(138)	(313)
Loss on early extinguishment of debt	13	--
Change in accounts:
Receivables and deposits	(1,023)	764
Other assets	(5)	(150)
Accounts payable	(103)	59
Tenant security deposit liability	(68)	(64)
Accrued property taxes	(516)	81
Other liabilities	(136)	27
Due to affiliates	(67)	(20)
Net cash provided by operating activities	742	2,459

Cash flows from investing activities:
Property improvements and replacements	(4,181)	(3,274)
Net withdrawals from restricted escrows	141	77
Insurance proceeds received	175	423
Net proceeds from sale of property	20,482	--
Net cash provided by (used in) investing activities	16,617	(2,774)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,332)	(1,272)
Repayments on mortgage notes payable	(34,037)	--
Proceeds from mortgage notes payable	31,639	--
Loan costs paid	(329)	--
Advances from affiliate	7,337	1,471
Repayment of advances from affiliate	(8,816)	(197)
Net cash (used in) provided by financing activities	(5,538)	2

Net increase (decrease) in cash and cash equivalents	11,821	(313)
Cash and cash equivalents at beginning of year	698	1,011
Cash and cash equivalents at end of year	$ 12,519	$ 698
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 5,337	$ 4,975
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 111	$ 534

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") is a California Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The Partnership currently operates seven apartment properties in six states.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004 reflect the operations of Four Winds Apartments as (loss) income from discontinued operations due to its sale in 2005.  Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 are revenues of approximately $2,601,000 and $2,977,000, respectively.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $12,412,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Replacement Reserve Escrows

The Partnership maintains replacement reserve escrows at four of its seven properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2005, the balance in these accounts is approximately $265,000, which includes interest.

Deferred Costs

Loan costs of approximately $1,149,000, less accumulated amortization of approximately $600,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $193,000 and $186,000 for the years ended December 31, 2005 and 2004, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $124,000 in 2006, $107,000 in 2007, $37,000 in 2008 and $31,000 in 2009 and 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinuing operations.

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

Investment Properties

Investment properties consist of seven apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $547,000 and $490,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expense and (loss) income from discontinued operations.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $929,000 and $879,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $599,000 and $425,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $406,000 and $239,000 for the years ended December 31, 2005 and 2004, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.  No incentive was paid during the years ended December 31, 2005 and 2004 as no cash from operations was distributed.

In the fourth quarter of 2005, the Partnership was charged approximately $182,000 in fees related to the refinancing of the mortgages encumbering Wood Creek Apartments and Cooper’s Pointe Apartments. In connection with the Managing General Partner's review of the Partnership Agreement with regard to the 2005 fees taken, the Managing General Partner determined it should reverse these fees and the Partnership was refunded the full amount of approximately $182,000 subsequent to December 31, 2005.  This amount is included in receivables and deposits in the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). During the year ended December 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund real estate taxes, capital expenditures and operating expenses at several of the investment properties and advanced funds of approximately $2,996,000 during the year ended December 31, 2005. In addition, the Registrant’s Managing General Partner agreed to advance approximately $3,932,000 to cover closing costs and the deficiency between the existing mortgage payoffs and the new mortgage loans as a result of refinancings of Woodcreek Apartments and Hampton Greens Apartments and advanced approximately $409,000 to cover refinance fees at Copper Mill and Cooper’s Pointe Apartments. During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced approximately $1,471,000. Payments of approximately $9,145,000 and $200,000 were made during the years ended December 31, 2005 and 2004, respectively, which included accrued interest of approximately $329,000 and $3,000, respectively. Interest expense amounted to approximately $303,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively.  There is no balance outstanding on the line of credit at December 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $281,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,609.50 limited partnership units (the "Units") in the Partnership representing 65.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Wood Creek Apartments	$10,473	$ 55	(1)	9/2007	$10,184
Plantation Creek
Apartments (3)	13,952	116	7.93%(2)	2/2006	13,952
Copper Mill Apartments	10,600	61	5.59%(2)	1/2016	8,791
Cooper's Pointe Apartments	7,735	44	5.52%(2)	12/2014	6,560
Autumn Run Apartments	11,648	102	7.02%(2)	10/2021	--
Promontory Point Apartments	3,647	27	7.04%(2)	5/2008	3,500
Hampton Greens Apartments	2,804	15	(1)	9/2007	2,736
Total	$60,859	$420			$45,723

(1)

The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005).

(2)

Fixed rate mortgage.

(3)

See Note H – Subsequent Events

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage of $10,500,000  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty.  The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense. The Partnership paid loan costs of approximately $100,000, which were capitalized and included in other assets on the consolidated balance sheet.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner.  The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or Cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty.  The Partnership paid loan costs of approximately $45,000, which were capitalized and included in other assets on the consolidated balance sheet.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $86,000, which were capitalized and included in other assets on the consolidated balance sheet.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the first day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership recorded a loss on early extinguishment of debt of approximately $2,000 as a result of unamortized loan costs being written off, which is included in interest expense. The Partnership paid loan costs of approximately $98,000, which were capitalized and included in other assets on the consolidated balance sheet.

Subsequent to December 31, 2005, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008 is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and requires monthly interest only payments. Total capitalized loan costs were approximately $98,000.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$14,838
2007	13,866
2008	4,277
2009	805
2010	859
Thereafter	26,214
$60,859

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$10,473	$ 2,130	$ 13,440	$ 3,660
Plantation Creek Apartments	13,952	2,653	20,827	7,382
Copper Mill Apartments	10,600	933	8,061	2,001
Cooper's Pointe Apartments	7,735	513	6,696	1,175
Autumn Run Apartments	11,648	1,462	14,957	3,529
Promontory Point Apartments	3,647	1,690	10,129	2,154
Hampton Greens Apartments	2,804	2,086	9,474	2,083
Total	$60,859	$11,467	$ 83,584	$21,984

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life-Years
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 17,114	$ 19,230	$11,691	1985	5-30
Plantation Creek
Apartments	2,655	28,207	30,862	18,858	1978	5-30
Copper Mill Apartments	929	10,066	10,995	6,211	1987	5-30
Cooper's Pointe
Apartments	510	7,874	8,384	5,490	1986	5-30
Autumn Run Apartments	1,445	18,503	19,948	11,925	1987	5-30
Promontory Point
Apartments	1,595	12,378	13,973	7,909	1984	5-30
Hampton Greens
Apartments	2,086	11,557	13,643	7,790	1986	5-30
Total	$11,336	$105,699	$117,035	$69,874

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$133,079	$129,633
Property improvements and replacements	3,758	3,709
Disposal of property	(19,802)	(263)
Balance at end of year	$117,035	$133,079

Accumulated Depreciation
Balance at beginning of year	$ 76,267	$ 71,427
Additions charged to expense	5,316	4,994
Disposal of property	(11,709)	(154)
Balance at end of year	$ 69,874	$ 76,267

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004, is approximately $115,495,000 and $130,902,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004, is approximately $92,386,000 and $104,870,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

	2005	2004

Net income (loss) as reported	$ 9,123	$(2,500)
Add (deduct):
Depreciation differences	1,806	819
Change in prepaid rent	(32)	(27)
Gain on sale of property	5,168	--
Casualty gain	(138)	(313)
Other	(149)	(111)

Federal taxable income (loss)	$15,778	$(2,132)
Federal taxable income (loss) per limited
partnership unit	$167.55	$(22.70)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2005
Net liabilities as reported	$ (148)
Land and buildings	(1,540)
Accumulated depreciation	(22,512)
Syndication	12,427
Other	423
Net liabilities - Federal tax basis	$(11,350)

Note F – Casualty Gains

During the year ended December 31, 2005 a casualty gain of approximately $138,000 was recorded at Promontory Point related to a hail storm that damaged the building siding and roofs on March 25, 2005.  The gain was the result of the receipt of insurance proceeds of approximately $175,000 offset by the write off of approximately $37,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2004, a casualty gain of approximately $313,000 was recorded at Four Winds Apartments related to a fire on May 17, 2004 caused by a tenant burning candles, which caused damage to twelve units of the complex.  The gain was the result of the receipt of insurance proceeds of approximately $423,000 offset by the write off of approximately $110,000 of undepreciated property improvements and replacements, which is included in income from discontinued operations.

Note G – Disposition of Investment Property

On December 23, 2005, the Partnership sold Four Winds Apartments to a third party for net proceeds of approximately $20,482,000 after payment of closing costs. The Partnership realized a gain of approximately $12,216,000 as a result of the sale. The Partnership used approximately $8,504,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 is approximately $2,601,000 and $2,977,000, respectively, of revenues generated by the property.

Note H - Subsequent Events

Subsequent to December 31, 2005, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008, is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and requires monthly interest only payments. Total capitalized loan costs were approximately $98,000.

Subsequent to December 31, 2005, the Partnership entered into a purchase and sale contract with a third party to sell Plantation Creek Apartments for a sales price of $27,000,000. The sale is expected to close during the second quarter of 2006. At December 31, 2005, the Partnership had a net book value of investment property of approximately $12,004,000 and a mortgage balance of approximately $13,952,000 related to Plantation Creek Apartments. The property incurred a loss from operations of approximately $1,639,000 and $1,171,000 for the years ended December 31, 2005 and 2004, which included revenues of approximately $3,400,000 and $3,289,000, respectively.

Subsequent to December 31, 2005, the Partnership paid a distribution from Four Winds sales proceeds of approximately $2,160,000 or $25.55 per limited partnership unit.

Note I - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Harry G. Alcock	43	Director and Executive Vice President
Martha L. Long	46	Director and Senior Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	17,341.5	20.93%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.59%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,809.00	38.40%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $929,000 and $879,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $599,000 and $425,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $406,000 and $239,000 for the years ended December 31, 2005 and 2004, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.  No incentive was paid during the years ended December 31, 2005 and 2004 as no cash from operations was distributed.

In the fourth quarter of 2005, the Partnership was charged approximately $182,000 in fees related to the refinancing of the mortgages encumbering Wood Creek Apartments and Cooper’s Pointe Apartments.    During the 4th quarter of 2005, in connection with the Managing General Partner's review of the Partnership Agreement with regard to the 2005 fees taken, the Managing General Partner determined it should reverse these fees and the Partnership was refunded the full amount of approximately $182,000 subsequent to December 31, 2005.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). During the year ended December 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund real estate taxes, capital expenditures and operating expenses at several of the investment properties and advanced funds of approximately $2,996,000 during the year ended December 31, 2005. In addition, the Registrant’s Managing General Partner agreed to advance approximately $3,932,000 to cover closing costs and the deficiency between the existing mortgage payoffs and the new mortgage loans as a result of refinancings of Woodcreek Apartments and Hampton Greens Apartments and advanced approximately $409,000 to cover refinance fees at Copper Mill and Cooper’s Pointe Apartments. During the year ended December 31, 2004, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced approximately $1,471,000. Payments of approximately $9,145,000 and $200,000 were made during the years ended December 31, 2005 and 2004, respectively, which included accrued interest of approximately $329,000 and $3,000, respectively. Interest expense amounted to approximately $303,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively.  There is no balance outstanding on the line of credit at December 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $281,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,609.50 limited partnership units (the "Units") in the Partnership representing 65.92% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.92% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $71,000 and $74,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $26,000 and $23,000 for 2005 and 2004, respectively.

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

Date: March 30, 2006

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
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

10.11

Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership and Passco Real Estate Enterprises, Inc. effective August 22, 2005 incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 22, 2005 and filed August 26, 2005.

10.12

Amendment to Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership, a Delaware limited partnership, as Seller, and Passco Real Estate Enterprises, Inc., a California corporation, as Purchaser, effective September 8, 2005 incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 20, 2005 and filed October 26, 2005.

10.13

Reinstatement and Second Amendment of Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership, a Delaware limited partnership, as Seller, Passco Real Estate Enterprises, Inc., a California corporation, as Original Purchaser, and Passco Companies, LLC, a California limited liability company, as Purchaser, effective October 20, 2005 incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 20, 2005 and filed October 26, 2005.

10.14

Multifamily Note dated October 31, 2005 between Wood Creek CPGF 22, Limited Partnership,  a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2005 and filed November 4, 2005.

10.15

Assignment of Loan Agreement, Collateral Agreements and other Loan Documents dated October 31, 2005 between GMAC Commercial Mortgage Corporation and Wood Creek CPGF 22, Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2005 and filed November 4, 2005.

10.16

Guaranty dated October 31, 2005 between AIMCO Properties LP, a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2005 and filed November 4, 2005.

10.17

Loan Agreement dated December 15, 2005 between Hampton Greens CPGF 22, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005 and filed December 21, 2005.

10.18

Guaranty dated December 15, 2005 between AIMCO Properties LP, a Delaware limited partnership for the benefit of GMAC Commercial Mortgage Corporation, a California corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005 and filed December 21, 2005.

10.19

Completion/Repair and Security Agreement between Hampton Greens CPGF 22, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005 and filed December 21, 2005.

10.20

Promissory Note dated December 28, 2005 between Copper Mill CPGF 22, L.P., a Delaware limited partnership and New York Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 and filed January 4, 2006.

10.21

Guaranty dated December 28, 2005 between AIMCO Properties LP, a Delaware limited partnership and New York Life Insurance Company for the benefit of New York Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 and filed January 4, 2006.

10.22

Form of Loan Increase Agreement dated December 28, 2005 between Copper Mill CPGF 22, L.P., a Delaware limited partnership and New York Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 and filed January 4, 2006.

10.25

Promissory note dated December 27. 2005 between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership and GE Capital Life Assurance Company of New York, a New York corporation.

10.26

Guaranty dated December 27, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GE Capital Life Assurance of New York, a New York corporation for the benefit of GE Capital Life Assurance Company of New York.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Growth Fund XXII (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.