Form 10QSB
period 2006-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2006-05-15
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).   Yes _   No _X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 2,216
Receivables and deposits		1,486
Restricted escrows		653
Other assets		1,469
Investment properties:
Land	$ 11,336
Buildings and related personal property	106,199
	117,535
Less accumulated depreciation	(71,064)	46,471
		$ 52,295
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 494
Tenant security deposit liabilities		281
Accrued property taxes		874
Other liabilities		476
Mortgage notes payable		52,694

Partners' (Deficiency) Capital (Note E)
General partner	$ (7,472)
Limited partners (82,848 units issued and
outstanding)	4,948	(2,524)
		$ 52,295

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$3,817	$3,542
Other income	439	331
Total revenues	4,256	3,873

Expenses:
Operating	1,919	1,725
General and administrative	125	119
Depreciation	1,190	1,083
Interest	903	1,148
Property taxes	435	435
Total expenses	4,572	4,510

Loss from continuing operations	$ (316)	$ (637)
Loss from discontinued operations	--	(25)
Gain on sale of discontinued operations (Note A)	100	--
Net loss	(216)	(662)

Net loss allocated to general partner	$ (26)	$ (78)
Net loss allocated to limited partners	(190)	(584)

	$ (216)	$ (662)

Per limited partnership unit:
Loss from continuing operations	$(3.35)	$(6.78)
Loss from discontinued operations	--	(0.27)
Gain on sale of discontinued operations	1.06	--
	$(2.29)	$(7.05)

Distributions per limited partnership unit	$25.55	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$82,848	$82,848

Partners' (deficiency) capital
at December 31, 2005	82,848	$(7,403)	$ 7,255	$ (148)

Distributions to partners	--	(43)	(2,117)	(2,160)

Net loss for the three months
ended March 31, 2006	--	(26)	(190)	(216)

Partners' (deficiency) capital
at March 31, 2006	82,848	$(7,472)	$ 4,948	$(2,524)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (216)	$ (662)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,190	1,299
Bad debt	69	55
Amortization of loan costs	24	46
Gain on sale of investment property	(100)	--
Change in accounts:
Receivables and deposits	130	(69)
Other assets	(340)	62
Accounts payable	24	(130)
Tenant security deposit liabilities	9	(11)
Accrued property taxes	253	(115)
Due to affiliates	--	81
Other liabilities	(24)	(70)
Net cash provided by operating activities	1,019	486
Cash flows from investing activities:
Net deposits to restricted escrows	(388)	(102)
Property improvements and replacements	(511)	(953)
Net cash used in investing activities	(899)	(1,055)
Cash flows from financing activities:
Repayment of advances from affiliate	--	(62)
Advances from affiliate	--	1,125
Distributions to partners	(2,160)	--
Principal payments on mortgage notes payable	(213)	(352)
Loan costs paid	(98)	--
Repayment of mortgage note payable	(13,952)	--
Proceeds from mortgage note payable	6,000	--
Net cash (used in) provided by financing
activities	(10,423)	711
Net (decrease) increase in cash and cash equivalents	(10,303)	142
Cash and cash equivalents at beginning of period	12,519	698
Cash and cash equivalents at end of period	$ 2,216	$ 840
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 863	$ 1,298
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 100	$ 226

Approximately $111,000 and $534,000 of property improvements and replacements included in accounts payable at December 31, 2005 and 2004, respectively, were included in property improvements and replacements for the three months ended March 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Four Winds Apartments as loss from discontinued operations due to its sale in December 2005.  Included in loss from discontinued operations for the three months ended March 31, 2005 are revenues of approximately $665,000 generated by the property. The additional gain recognized during the three months ended March 31, 2006 is due to an adjustment to estimated closing costs.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $212,000 and $227,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $78,000 and $153,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $30,000 and $107,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such incentive was paid during the three months ended March 31, 2006 or 2005.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). During the three months ended March 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Coopers Pointe Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,125,000. Payments of approximately $62,000 were made during the three months ended March 31, 2005, which included accrued interest of less than $1,000. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $39,000 for the three months ended March 31, 2005. There were no advances made during the three months ended March 31, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $313,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $281,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Refinancing of Mortgage Note Payable

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008, is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points (6.826% at March 31, 2006), and requires monthly interest only payments. Total capitalized loan costs were approximately $98,000 which are included in other assets on the accompanying consolidated balance sheet.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note E – Subsequent Events

Subsequent to March 31, 2006, the Partnership paid a distribution from Four Winds Apartments sales proceeds of approximately $750,000 or $8.87 per limited partnership unit.

On March 13, 2006, the Partnership entered into a purchase and sale contract with a third party to purchase Plantation Creek Apartments.  Subsequent to March 31, 2006, the purchase and sale contract was terminated by the purchaser.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Cooper's Pointe Apartments (1)	93%	87%
North Charleston, South Carolina
Copper Mill Apartments (2)	97%	92%
Richmond, Virginia
Autumn Run Apartments	94%	96%
Naperville, Illinois
Plantation Creek Apartments (3)	80%	84%
Atlanta, Georgia
Wood Creek Apartments (2)	98%	95%
Mesa, Arizona
Promontory Point Apartments	96%	82%
Austin, Texas (2)
Hampton Greens Apartments (1)	99%	82%
Dallas, Texas

(1)

The increase in occupancy at Cooper’s Point Apartments and Hampton Greens Apartments is due to property improvements and package upgrades and changes in site staffing which increased tenant traffic.

(2)

The Managing General Partner attributes the increase in occupancy at Promontory Point Apartments, Copper Mill Apartments and Wood Creek Apartments to favorable market conditions in the respective local market area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 and 2005 was approximately $216,000 and $662,000, respectively. The decrease in net loss is due to an increase in total revenues and a decrease in loss from discontinued operations partially offset by an increase in total expenses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Four Winds Apartments as loss from discontinued operations due to its sale in 2005.  Included in loss from discontinued operations for the three months ended March 31, 2005 are revenues of approximately $665,000 generated by the property.

During the three months ended March 31, 2006, the Partnership recognized an additional gain on sale of approximately $100,000 related to Four Winds as a result of an adjustment to estimated closing cost accruals.

Excluding the loss from discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $316,000 and $637,000 respectively.  The decrease in loss from continuing operations for the three months ended March 31, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income and other income. Rental income increased due to an increase in occupancy at five of the Partnership’s investment properties, an increase in the average rental rate at all seven investment properties, and the decrease in bad debt expense and collection expense at all of the properties, partially offset by a decrease in occupancy at two of the Partnership’s investment properties. Other income increased due to an increase in interest income due to higher cash balances maintained in interest bearing accounts and an increase in tenant utility reimbursements at all seven investment properties.

Total expenses increased due to increases in operating and depreciation expenses, partially offset by a decrease in interest expense.  Operating expenses increased due to an increase in property expense partially offset by a decrease in advertising and maintenance expenses. Property expense increased due to increases in utilities at Plantation Creek and Hampton Green Apartments and payroll and related benefits at Cooper’s Pointe and Hampton Green Apartments partially offset by a decrease in utilities at Cooper’s Pointe Apartments.  Advertising expense decreased due to decreases in periodicals leasing promotions and referral fees at Plantation Creek Apartments.  Maintenance expense decreased due to decreases in contract labor and repairs at Wood Creek and Copper Mill Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Interest expense decreased due to a decrease in interest charged on the affiliate advances and a decrease in interest on the mortgages encumbering Autumn Run Apartments and Promontory Point Apartments due to the payment of scheduled principal payments, which reduced the average outstanding balance over the past twelve months, and a decrease in interest expense at Wood Creek Apartments, Plantation Creek Apartments and Hampton Green Apartments as a result of the refinancing of the mortgages at a lower loan balance and lower interest rate partially offset by an increase in interest expense on the mortgages encumbering Cooper Mill and Cooper Pointe as a result of the refinancing of the mortgages at a higher loan balance.

General and administrative expenses includes cost of services included in the management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $2,216,000 compared to approximately $840,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $10,303,000 from December 31, 2005 is due to approximately $10,423,000 and $899,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,019,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties, loan costs paid, distributions to partners and the repayment of the mortgage encumbering Plantation Creek Apartments, partially offset by proceeds from the refinancing of Plantation Creek Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). During the three months ended March 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses of Plantation Creek Apartments, Autumn Run Apartments, Hampton Greens Apartments, Coopers Pointe Apartments, Four Winds Apartments, and Wood Creek Apartments and advanced funds of approximately $1,125,000. Payments of approximately $62,000 were made during the three months ended March 31, 2005 which included accrued interest of less than $1,000. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $39,000 for the three months ended March 31, 2005. No advances were received or payments made during the three months ended March 31, 2006.

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

Cooper’s Pointe

During the three months ended March 31, 2006, the Partnership completed approximately $16,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of security equipment, electrical breakers, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill

During the three months ended March 31, 2006, the Partnership completed approximately $45,000 of capital improvements at Copper Mill Apartments, consisting primarily of water and sewer upgrades, wall coverings, lighting upgrades, and wood and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run

During the three months ended March 31, 2006, the Partnership completed approximately $42,000 of capital improvements at Autumn Run Apartments, consisting primarily of office computers, water and sewer upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

During the three months ended March 31, 2006, the Partnership completed approximately $56,000 of capital improvements at Plantation Creek Apartments, consisting primarily of water heaters, resurface kitchen and bathroom countertops, appliance replacements, interior painting, gutters, and water and sewer improvements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek

During the three months ended March 31, 2006, the Partnership completed approximately $72,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point

During the three months ended March 31, 2006, the Partnership completed approximately $55,000 of capital improvements at Promontory Point Apartments, consisting primarily of swimming pool improvements, plumbing fixtures, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampton Greens

During the three months ended March 31, 2006, the Partnership completed approximately $214,000 of capital improvements at Hampton Greens, consisting primarily of swimming pool improvements, and wood, siding, balcony, appliance, air conditioning unit, gutter, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008, is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and requires monthly interest only payments. Total capitalized loan costs were approximately $98,000.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage of $10,500,000  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.59% at March 31, 2006).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.59% at March 31, 2006).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $52,694,000 is amortized over varying periods with balloon payments of approximately $12,920,000, $9,500,000, $6,560,000, and $8,791,000 due in 2007, 2008, 2014 and 2016 respectively, and one mortgage which will be fully amortized upon its maturity. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2006	Unit	March 31, 2005	Unit

Sale proceeds (1)	$ 2,160	$ 25.55	$ --	$ --

(1)

Proceeds from the sales of Four Winds Apartments in December 2005.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to March 31, 2006, the Partnership distributed approximately $750,000 ($8.87 per limited partnership unit) from the sales proceeds of Four Winds Apartments. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,619.50 limited partnership units (the "Units") in the Partnership representing 65.93% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.93% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

CENTURY PROPERTIES GROWTH FUND XXII

EXHIBIT INDEX (continued)

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

10.23

Loan Agreement dated January 31, 2006 between Plantation Creek CPGF 22, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank, a Utah industrial bank, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006 and filed February 6, 2006.

CENTURY PROPERTIES GROWTH FUND XXII

EXHIBIT INDEX (continued)

10.24

Guaranty dated January 31, 2006 by AIMCO Properties LP, a Delaware limited partnership for the benefit of GMAC Commercial Mortgage Bank, a Utah industrial bank, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006 and filed February 6, 2006.

10.25

Promissory note dated December 27, 2005 between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership and GE Capital Life Assurance Company of New York, a New York corporation incorporated by reference to the Registrant’s Annual Report on Form 10KSB dated March 30, 2006 and filed March 31, 2006.

10.26

Guaranty dated December 27, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GE Capital Life Assurance of New York, a New York corporation for the benefit of GE Capital Life Assurance Company of New York incorporated by reference to the Registrant’s Annual Report on Form 10KSB dated March 30, 2006 and filed March 31, 2006.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.