Form 10QSB
period 2006-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2006-08-11
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).   Yes      No _ X

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,016
Receivables and deposits		1,778
Restricted escrows		713
Other assets		1,378
Assets held for sale (Notes A and E)		11,545
Investment properties:
Land	$ 8,681
Buildings and related personal property	78,668
	87,349
Less accumulated depreciation	(52,687)	34,662
		$ 51,092
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 424
Tenant security deposit liabilities		256
Accrued property taxes		820
Other liabilities		568
Mortgage notes payable		46,463
Liabilities related to assets held for sale
(Notes A and E)		6,260

Partners' (Deficiency) Capital
General partner	$ (7,537)
Limited partners (82,848 units issued and
outstanding)	3,838	(3,699)
		$ 51,092

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)

Rental income	$ 3,133	$ 2,809	$ 6,247	$ 5,605
Other income	306	265	640	526
Total revenues	3,439	3,074	6,887	6,131

Expenses:
Operating	1,554	1,530	2,935	2,753
General and administrative	131	125	256	244
Depreciation	843	782	1,671	1,562
Interest	771	868	1,501	1,724
Property taxes	296	277	645	623
Total expenses	3,595	3,582	7,008	6,906

Loss from continuing operations	(156)	(508)	(121)	(775)

Loss from discontinued operations
(Notes A & E)	(269)	(414)	(620)	(809)
Gain on sale of discontinued operations
(Note A)	--	--	100	--
Net loss	$ (425)	$ (922)	$ (641)	$(1,584)

Net loss allocated to general
partner	$ (50)	$ (109)	$ (76)	$ (187)
Net loss allocated to limited
partners	(375)	(813)	(565)	(1,397)

	$ (425)	$ (922)	$ (641)	$(1,584)

Per limited partnership unit:
Loss from continuing operations	$ (1.66)	$ (5.40)	$ (1.29)	$ (8.25)
Loss from discontinued operations	(2.87)	(4.41)	(6.59)	(8.61)
Gain on sale of discontinued
operations	--	--	1.06	--
	$ (4.53)	$ (9.81)	$ (6.82)	$(16.86)
Distributions per limited partnership
unit	$ 8.87	$ --	$ 34.42	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$82,848	$ 82,848

Partners' (deficiency) capital
at December 31, 2005	82,848	$(7,403)	$ 7,255	$ (148)

Distributions to partners	--	(58)	(2,852)	(2,910)

Net loss for the six months
ended June 30, 2006	--	(76)	(565)	(641)

Partners' (deficiency) capital
at June 30, 2006	82,848	$(7,537)	$ 3,838	$ (3,699)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (641)	$(1,584)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	2,390	2,611
Bad debt	131	95
Amortization of loan costs	74	93
Change in accounts:
Receivables and deposits	(224)	(163)
Other assets	(323)	(106)
Accounts payable	(152)	26
Tenant security deposit liabilities	32	(16)
Accrued property taxes	375	(149)
Due to affiliates	--	184
Other liabilities	104	51
Net cash provided by operating activities	1,766	1,042

Cash flows from investing activities:
Property improvements and replacements	(1,352)	(2,138)
Net (deposits to) withdrawals from restricted escrows	(448)	34
Net cash used in investing activities	(1,800)	(2,104)

Cash flows from financing activities:
Repayment of advances from affiliate	--	(100)
Distributions to partners	(2,910)	--
Advances from affiliate	--	1,983
Principal payments on mortgage notes payable	(444)	(676)
Loan costs paid	(163)	--
Repayment of mortgage note payable	(13,952)	--
Proceeds from mortgage note payable	6,000	--
Net cash (used in) provided by financing activities	(11,469)	1,207

Net (decrease) increase in cash and cash equivalents	(11,503)	145

Cash and cash equivalents at beginning of period	12,519	698
Cash and cash equivalents at end of period	$ 1,016	$ 843

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,688	$ 2,454
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 106	$ 198

Approximately $111,000 and $534,000 of property improvements and replacements included in accounts payable at December 31, 2005 and 2004, respectively, were included in property improvements and replacements for the six months ended June 30, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner (the “General Partner”) of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations have been restated  as of January 1, 2005 to reflect the operations of Four Winds Apartments as loss from discontinued operations due to its sale in December 2005.  Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $23,000 and $47,000, respectively, including revenues of approximately $670,000 and $1,335,000, respectively.   The additional gain recognized during the six months ended June 30, 2006 is due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated.  In addition the accompanying consolidated statements of operations have also been restated  as of January 1, 2005 to reflect the operations of Plantation Creek Apartments as loss from discontinued operations due to its sale in July 2006 (See Note E).   Included in loss from discontinued operations for the three and six months ended June 30, 2006 are results of the property’s operations, loss of approximately $269,000 and $620,000, respectively, including revenues of approximately $765,000 and $1,574,000, respectively.  Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations, loss of approximately $391,000 and $762,000, respectively, including revenues of approximately $884,000 and $1,700,000, respectively.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $416,000 and $453,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $182,000 and $247,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and assets held for sale.  The portion of these reimbursements included in investment properties and assets held for sale for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $86,000 and $154,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such incentive was paid during the six months ended June 30, 2006 or 2005.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2006). During the six months ended June 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $1,983,000. Payments of approximately $100,000 were made during the six months ended June 30, 2005, which included accrued interest of less than $1,000. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $94,000 for the six months ended June 30, 2005. There were no advances made during the six months ended June 30, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $394,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $281,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Refinancing of Mortgage Note Payable

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008, is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points (7.081% at June 30, 2006), and requires monthly interest only payments. Total capitalized loan costs were approximately $106,000 which are included in assets held for sale on the accompanying consolidated balance sheet.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note E – Subsequent Events

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,599,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,057,000 and a loss on the early extinguishment of debt of approximately $89,000 during the third quarter of 2006. The property’s operations, loss of approximately $269,000 and $620,000, respectively, including revenues of approximately $765,000 and $1,574,000, respectively, are included in loss from discontinued operations for the three and six months ended June 30, 2006.  Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations, loss of approximately $391,000 and $762,000, respectively, including revenues of approximately $884,000 and $1,700,000, respectively. The Managing General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners.

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,399,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principle and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,009,000 is due. After payment of closing costs of approximately $124,000, which were capitalized, the Partnership received net proceeds of approximately $4,183,000.  The Managing General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners.

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

The Partnership's investment properties, excluding one property held for sale, consist of six apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Cooper's Pointe Apartments (1)	94%	88%
North Charleston, South Carolina
Copper Mill Apartments (2)	96%	92%
Richmond, Virginia
Autumn Run Apartments	95%	96%
Naperville, Illinois
Wood Creek Apartments	97%	95%
Mesa, Arizona
Promontory Point Apartments	97%	81%
Austin, Texas (2)
Hampton Greens Apartments (1)	96%	80%
Dallas, Texas

(1)

The increase in occupancy at Cooper’s Point Apartments and Hampton Greens Apartments is due to property improvements and package upgrades and changes in site staffing which increased tenant traffic.

(2)

The Managing General Partner attributes the increase in occupancy at Promontory Point Apartments and Copper Mill Apartments to favorable market conditions in the respective local market area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2006 was approximately $425,000 and $641,000 compared to a net loss of approximately $922,000 and $1,584,000 for the corresponding periods in 2005. The decrease in net loss is due to an increase in total revenues, and the decrease in loss from discontinued operations partially offset by an increase in total expenses. In accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations have been restated  as of January 1, 2005 to reflect the operations of Four Winds Apartments as loss from discontinued operations due to its sale in December 2005.  Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $23,000 and $47,000, respectively, including revenues of approximately $670,000 and $1,335,000, respectively.   The additional gain recognized during the six months ended June 30, 2006 is due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated.  In addition the accompanying consolidated statements of operations have also been restated  as of January 1, 2005 to reflect the operations of Plantation Creek Apartments as loss from discontinued operations due to its sale in July 2006 (See Note E).   Included in loss from discontinued operations for the three and six months ended June 30, 2006 are results of the property’s operations, loss of approximately $269,000 and $620,000, respectively, including revenues of approximately $765,000 and $1,574,000, respectively.  Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations, loss of approximately $391,000 and $762,000, respectively, including revenues of approximately $884,000 and $1,700,000, respectively.

Excluding the loss from discontinued operations and the gain on sale, the Partnership’s loss from continuing operations for the three and six months ended June 30, 2006 was approximately $156,000 and $121,000 respectively, as compared with net loss of approximately $508,00 and $775,000 for the corresponding periods in 2005.  The decrease in loss from continuing operations for the three and six month periods ended June 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income and other income. Rental income increased due to an increase in occupancy at five of the Partnership’s investment properties, an increase in the average rental rate at five investment properties and the decrease in bad debt expense and collection at four of the investment properties.  Other income increased due to an increase in interest income due to higher cash balances maintained in interest bearing accounts and increases in utility reimbursements at Hampton Greens Apartments and Promontory Point Apartments.

Total expenses increased for the three and six months ended June 30, 2006 due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in interest expense.  Operating expenses increased for the three months ended June 30, 2006 due to increases in property, administrative, insurance, and management fee expenses.  Operating expenses increased for the six months ended June 30, 2006 due to increases in property, administrative, insurance, and management fee expenses partially offset by a decrease in maintenance expense.  Property expense increased for both periods due to increases in utilities and payroll and related benefits at Hampton Greens, Promontory Pointe, and Cooper’s Pointe Apartments.  Administrative expense increased for both periods due to increases in tenant processing costs at Hampton Green Apartments.  Insurance expense increased for both periods due to increases in hazard insurance premiums at all six investment properties.  Management fee expense increased for both periods due to an increase in the gross receipts on which the fee is calculated at all six investment properties.

Maintenance expense decreased for the six months ended June 30, 2006 due to decreases in contract labor and repairs at Wood Creek and Copper Mill Apartments. Depreciation expense increased at all six investment properties due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Property tax expense increased for both periods due to an increase in the assessed value of Copper Mill and Cooper’s Pointe Apartments. Interest expense decreased for both periods due to a decrease in interest charged on the affiliate advances and a decrease in interest on the mortgages encumbering Autumn Run Apartments and Promontory Point Apartments due to the payment of scheduled principal payments, which reduced the average outstanding balance and a decrease in interest expense at Wood Creek Apartments and Hampton Green Apartments as a result of the refinancing of the mortgages at a lower loan balance and lower interest rate partially offset by an increase in interest expense on the mortgages encumbering Cooper Mill and Cooper’s Pointe as a result of the refinancing of the mortgages at a higher loan balance.

Included in general and administrative expense for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $1,016,000 compared to approximately $843,000 at June 30, 2005. The decrease in cash and cash equivalents of approximately $11,503,000 from December 31, 2005 is due to approximately $11,469,000 and $1,800,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,766,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties, loan costs paid, distributions to partners and the repayment of the mortgage encumbering Plantation Creek Apartments, partially offset by proceeds from the refinancing of Plantation Creek Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2006). During the six months ended June 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $1,983,000. Payments of approximately $100,000 were made during the six months ended June 30, 2005, which included accrued interest of less than $1,000. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $94,000 for the six months ended March 31, 2005. There were no advances made during the six months ended June 30, 2006.

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

Cooper’s Pointe

During the six months ended June 30, 2006, the Partnership completed approximately $274,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of roof replacement, plumbing fixtures, major landscaping, security equipment, structural upgrades, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill

During the six months ended June 30, 2006, the Partnership completed approximately $96,000 of capital improvements at Copper Mill Apartments, consisting primarily of water and sewer upgrades, security equipment, wall coverings, lighting fixtures, and wood and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run

During the six months ended June 30, 2006, the Partnership completed approximately $206,000 of capital improvements at Autumn Run Apartments, consisting primarily of fencing, water heaters, tennis court resurfacing, roof replacement, exterior painting, building improvements, retaining walls, office computers, water and sewer upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

During the six months ended June 30, 2006, the Partnership completed approximately $171,000 of capital improvements at Plantation Creek Apartments, consisting primarily of retaining walls, structural upgrades, golf carts, water and sewer upgrades, fire safety, and air conditioning unit, water heater, appliance, gutter, and floor covering replacements. These improvements were funded from operating cash flow.  Subsequent to June 30, 2006 the Partnership sold Plantation Creek to a third party.

Wood Creek

During the six months ended June 30, 2006, the Partnership completed approximately $179,000 of capital improvements at Wood Creek Apartments, consisting primarily of building improvements, security equipment, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point

During the six months ended June 30, 2006, the Partnership completed approximately $118,000 of capital improvements at Promontory Point Apartments, consisting primarily of roof replacement, retaining walls, swimming pool improvements, plumbing fixtures, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampton Greens

During the six months ended June 30, 2006, the Partnership completed approximately $303,000 of capital improvements at Hampton Greens, consisting primarily of resurfacing kitchen and bath, swimming pool improvements, exterior painting, and wood, siding, balcony, appliance, air conditioning unit, gutter, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matures in February 2008, is a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and requires monthly interest only payments. Total capitalized loan costs were approximately $106,000. This note was repaid in July 2006 in conjunction with the sale of the property to a third party, see “Item 1. Financial Statements – Note E”.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage of $10,500,000.  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.84% at June 30, 2006).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense. This loan was refinanced subsequent to June 30, 2006, see “Item 1. Financial Statements – Note E”.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.84% at June 30, 2006).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty. The Partnership paid loan costs of approximately $45,000 during 2005 which were capitalized and are included in other assets on the consolidated balance sheet in “Item 1. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $86,000 during 2005 that were capitalized and are included in other assets on the consolidated balance sheet in “Item 1. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the first day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership paid loan costs of approximately $57,000 and $98,000 during 2006 and 2005, respectively, which were capitalized and are included in other assets on the consolidated balance sheet in “Item 1. Financial Statements”.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $46,463,000 is amortized over varying periods with balloon payments of approximately $12,920,000, $3,500,000, $6,560,000, and $8,791,000 due in 2007, 2008, 2014 and 2016 respectively, and one mortgage which will be fully amortized upon its maturity. Subsequent to June 30, 2006, Plantation Creek Apartments, with a mortgage balance of approximately $6,000,000, which is included in liabilities related to assets held for sale on the consolidated balance sheet included in “Item 1. Financial Statements,” was sold to a third party and the mortgage was repaid from sales proceeds. In addition, the mortgage encumbering Wood Creek Apartments was refinanced with a new mortgage of approximately $14,400,000. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale proceeds (1)	$ 2,910	$ 34.42	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,664.50 limited partnership units (the "Units") in the Partnership representing 65.98% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.98% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10.28

Reinstatement and First Amendment to Purchase and Sale Contract between Plantation Creek CPGF 22 L.P., a Delaware limited partnership, and TVO Real Estate Corporation, an Illinois Corporation, dated May 30, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2006 and filed June 1, 2006.

10.29

Multifamily note between Wood Creek CPGF 22, L.P., a Delaware limited partnership and Capmark Finance Inc., a California Corporation, dated July 26, 2006.

10.30

Guaranty agreement dated July 26, 2006 between AIMCO Properties, L.P., a Delaware limited partnership and Capmark Finance, Inc., a California Corporation for the benefit of Capmark Finance, Inc.

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.