Form 10QSB
period 2006-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2006-11-14
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 2,377
Receivables and deposits		811
Restricted escrows		206
Other assets		1,034
Investment properties:
Land	$ 8,681
Buildings and related personal property	79,381
	88,062
Less accumulated depreciation	(53,545)	34,517
		$ 38,945
Liabilities and Partners’ Deficit
Liabilities
Accounts payable		$ 250
Tenant security deposit liabilities		281
Accrued property taxes		944
Other liabilities		598
Mortgage notes payable (Note C)		50,265

Partners’ Deficit
General partner	$ (6,415)
Limited partners (82,848 units issued and
outstanding)	(6,978)	(13,393)
		$ 38,945

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 3,211	$ 2,959	$ 9,458	$ 8,564
Other income	440	293	1,080	819
Casualty gain (Note E)	--	138	--	138
Total revenues	3,651	3,390	10,538	9,521

Expenses:
Operating	1,609	1,464	4,544	4,217
General and administrative	126	121	382	365
Depreciation	858	811	2,529	2,373
Interest	799	898	2,300	2,622
Property taxes	334	396	979	1,019
Loss on early extinguishment of debt	58	--	58	--
Total expenses	3,784	3,690	10,792	10,596

Loss from continuing operations	$ (133)	$ (300)	$ (254)	$(1,075)

Loss from discontinued operations
(Notes A and D)	(448)	(496)	(1,068)	(1,305)
Gain on sale of discontinued
operations (Notes A and D)	13,104	--	13,204	--
Net income (loss)	12,523	(796)	11,882	(2,380)
Net income (loss) allocated to
general partner	$ 1,555	$ (94)	$ 1,479	$ (281)
Net income (loss) allocated to
limited partners	10,968	(702)	10,403	(2,099)

	$12,523	$ (796)	$11,882	$(2,380)

Per limited partnership unit:
Loss from continuing operations	$ (1.41)	$ (3.20)	$ (2.69)	$(11.44)
Loss from discontinued operations	(4.77)	(5.27)	(11.37)	(13.90)
Gain on sale of discontinued
operations	135.57	--	139.63	--
	$ 132.39	$ (8.47)	$ 125.57	$(25.34)
Distributions per limited
partnership unit	$ 262.94	$ --	$ 297.36	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$82,848	$ 82,848

Partners' (deficiency) capital at
December 31, 2005	82,848	$(7,403)	$ 7,255	$ (148)

Distributions to partners		(491)	(24,636)	(25,127)

Net income for the nine months
ended September 30, 2006	--	1,479	10,403	11,882

Partners' deficit at
September 30, 2006	82,848	$(6,415)	$(6,978)	$(13,393)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$11,882	$(2,380)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,248	3,976
Bad debt	157	188
Amortization of loan costs	96	139
Casualty gain	--	(138)
Loss on early extinguishment of debt	213	--
Gain on sale of investment property	(13,204)	--
Change in accounts:
Receivables and deposits	717	(368)
Other assets	77	(242)
Accounts payable	(281)	198
Tenant security deposit liabilities	9	(9)
Accrued property taxes	323	(61)
Due to affiliates	--	312
Other liabilities	98	6
Net cash provided by operating activities	3,335	1,621

Cash flows from investing activities:
Property improvements and replacements	(2,084)	(3,309)
Net withdrawals from restricted escrows	59	86
Insurance proceeds received	--	175
Net proceeds from sale of property	24,568	--
Net cash provided by (used in) investing activities	22,543	(3,048)

Cash flows from financing activities:
Repayment of advances from affiliate	--	(190)
Advances from affiliate	--	2,451
Principal payments on mortgage notes payable	(649)	(1,025)
Repayment on mortgage notes payable	(30,345)	--
Proceeds from mortgage notes payable	20,400	--
Loan costs paid	(299)	--
Distributions to partners	(25,127)	--
Net cash (used in) provided by financing activities	(36,020)	1,236

Net decrease in cash and cash equivalents	(10,142)	(191)
Cash and cash equivalents at beginning of period	12,519	698
Cash and cash equivalents at end of period	$ 2,377	$ 507
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,310	$ 3,677
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 86	$ 292

Approximately $111,000 and $534,000 of property improvements and replacements included in accounts payable at December 31, 2005 and 2004, respectively, were included in property improvements and replacements for the nine months ended September 30, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner (the “General Partner”) of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Four Winds Apartments as loss from discontinued operations due to its sale in December 2005.  Included in loss from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $66,000 and $113,000, respectively, including revenues of approximately $674,000 and $2,010,000, respectively. The additional gain of approximately $100,000 recognized at Four Winds Apartments during the nine months ended September 30, 2006 is due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated.  In addition the accompanying consolidated statements of operations have also been restated as of January 1, 2005 to reflect the operations of Plantation Creek Apartments as loss from discontinued operations due to its sale in July 2006 (See Note D).

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $601,000 and $685,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $295,000 and $471,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $147,000 and $332,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such incentive was paid during the nine months ended September 30, 2006 or 2005.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the nine months ended September 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $2,451,000. Payments of approximately $190,000 were made during the nine months ended September 30, 2005, which included accrued interest of less than $1,000. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $173,000 for the nine months ended September 30, 2005. There were no advances made during the nine months ended September 30, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $404,000 and $281,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan was a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $106,000.  The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006 (See “Note D”).

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,009,000 is due. Total capitalized loan costs were approximately $114,000. The Partnership recorded a loss on early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

Note D – Disposition of Investment Property

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,104,000 and a loss on the early extinguishment of debt of approximately $155,000 which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three and nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $293,000 and $913,000, respectively, including revenues of approximately $32,000 and $1,606,000, respectively.  Included in loss from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, loss of approximately $430,000 and $1,192,000, respectively, including revenues of approximately $920,000 and $2,619,000, respectively.

Note E – Casualty Gain

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

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note G – Subsequent Event

On September 25, 2006, the Partnership and three other partnerships (the “Selling Partnerships”) that own four apartment complexes containing an aggregate of 920 units (the “Properties”), entered into a purchase and sale agreement with a third party to sell the Properties for a total sales price of approximately $48,724,000, of which approximately $13,214,000 represented the portion of the total sales price allocated to Promontory Point Apartments.  Each of the Selling Partnerships is affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership.  Subsequent to September 30, 2006, the third party delivered written notice of its election to terminate the purchase and sale agreement.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Cooper's Pointe Apartments (1)	95%	91%
North Charleston, South Carolina
Copper Mill Apartments (1)	96%	93%
Richmond, Virginia
Autumn Run Apartments	95%	96%
Naperville, Illinois
Wood Creek Apartments	96%	95%
Mesa, Arizona
Promontory Point Apartments	97%	84%
Austin, Texas (1)
Hampton Greens Apartments (2)	95%	81%
Dallas, Texas

(1)

The Managing General partner attributes the increase in occupancy at Copper Mill Apartments, Cooper’s Pointe Apartments and Promontory Point Apartments to favorable market conditions in the respective local market area.

(2)

The increase in occupancy at Hampton Greens Apartments is due to competitive pricing and changes in site staffing.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $12,523,000 and $11,882,000 compared to a net loss of approximately $796,000 and $2,380,000 for the comparable periods in 2005. The increase in net income is due to the gain on sale of Plantation Creek Apartments, a decrease in loss from continuing operations, and a decrease in loss from the discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the accompanying statements of operations have been restated as of January 1, 2005 to reflect the operations of Four Winds Apartments as loss from discontinued operations due to its sale in 2005.  Included in loss from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, loss of approximately $66,000 and $113,000, respectively, including revenues of approximately $674,000 and $2,010,000, respectively. During the nine months ended September 30, 2006 the Partnership recognized an additional gain at Four Winds Apartments of approximately $100,000 due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated. In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Plantation Creek Apartments as loss from discontinued operations due to its sale in 2006. On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,104,000 and a loss on the early extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three and nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $293,000 and $913,000, respectively, including revenues of approximately $32,000 and $1,606,000, respectively. Included in loss from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, loss of approximately $430,000 and $1,192,000, respectively, including revenues of approximately $920,000 and $2,619,000, respectively.

Excluding the gain on sale and the loss from discontinued operations, the Partnership’s loss from continuing operations for the three and nine months ended September 30 2006 was approximately $133,000 and $254,000 respectively as compared with loss of approximately $300,000 and $1,075,000 for the corresponding periods in 2005.  The decrease in loss from continuing operations for the three and nine months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased primarily due to an increase in rental income and other income partially offset by a decrease in casualty gain. Rental income increased due to an increase in occupancy at five of the Partnership’s investment properties, an increase in the average rental rate at five investment properties, and a decrease in bad debt expense and collection at two of the properties.  Other income increased due to an increase in interest income due to higher cash balances maintained in interest bearing accounts and increases in utility reimbursements at Hampton Green Apartments and Promontory Point Apartments.

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

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The Partnership recorded a loss on early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

Total expenses increased for the three and nine months ended September 30, 2006 due to an increase in operating and depreciation expenses, and a loss on early extinguishment of debt from the refinance of Wood Creek Apartments (see “Liquidity and Capital Resources”), partially offset by a decrease in interest and property tax expenses.  Operating expense increased for the three month period due to increases in insurance expenses and management fees partially offset by decreases in administrative and maintenance expense. Operating expense increased for the nine month period due to increases in administrative and insurance expense and management fees, partially offset by a decrease in maintenance expense.  Administrative expense decreased for the three months period due to a decrease in legal fees and training and travel expense at Autumn Run Apartments.  Administrative expense increased for the nine month period due to temporary agency help at Copper Mill Apartments and escheatment expenses recorded at Promontory Point. Insurance expense increased for both periods due to an increase in hazard insurance at all six investment properties. Management fees increased due to increases in rental income at all six investment properties.  Maintenance expense decreased for the three and nine month periods at five of the investment properties primarily due to decreases in contract labor and repairs. Depreciation expense increased at all six investment properties due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Interest expense decreased for both periods due to a decrease in interest charged on advances from affiliates and a decrease in interest on the mortgages encumbering Autumn Run Apartments and Promontory Point Apartments due to the payment of schedule principal payments, which reduced the average outstanding balance and a decrease in interest expense at Hampton Greens as a result of the refinancing of the mortgage at a lower loan balance and lower interest rate, a decrease in interest expense at Wood Creek Apartments as result of the refinancing of the mortgage at a lower interest rate, partially offset by an increase in interest expense on the mortgage encumbering Copper Mill and Cooper’s Pointe as a result of the refinancing of the mortgage at a higher loan balance. Property tax expense decreased for the three and nine months ended September 30, 2006 due to a decrease in the assessed value of Promontory Point and Hampton Greens Apartments.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $2,377,000 compared to approximately $507,000 at September 30, 2005. The decrease in cash and cash equivalents of approximately $10,142,000 from December 31, 2005 is due to approximately $36,020,000 of cash used in financing activities, partially offset by approximately $3,335,000 and $22,543,000 of cash provided by operating and investing activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties, loan costs paid, distributions to partners, and the repayment of the mortgages encumbering Plantation Creek Apartments and Wood Creek Apartments, partially offset by proceeds received from the refinancings of Plantation Creek Apartments and Wood Creek Apartments. Cash provided by investing activities consisted of net withdrawals from restricted escrows and net proceeds from the sale of Plantation Creek Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the nine months ended September 30, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund operating expenses at several of the investment properties and advanced funds of approximately $2,451,000. Payments of approximately $190,000 were made during the nine months ended September 30, 2005, which included accrued interest of less than $1,000. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $173,000 for the nine months ended September 30, 2005. There were no advances made during the nine months ended September 30, 2006.

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

Cooper’s Pointe

During the nine months ended September 30, 2006, the Partnership completed approximately $400,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of roof replacement, exterior painting, security equipment, and gutter and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill

During the nine months ended September 30, 2006, the Partnership completed approximately $192,000 of capital improvements at Copper Mill Apartments, consisting primarily of water and sewer upgrades, roof replacement, exterior lighting fixtures, and wood and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run

During the nine months ended September 30, 2006, the Partnership completed approximately $363,000 of capital improvements at Autumn Run Apartments, consisting primarily of fencing, water heaters, tennis court resurfacing, roof replacement, interior painting, retaining walls, office computers, air conditioning units, major landscaping, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek

During the nine months ended September 30, 2006, the Partnership completed approximately $170,000 of capital improvements at Plantation Creek Apartments, consisting primarily of retaining walls, structural upgrades, golf carts, water and sewer upgrades, fire safety, and air conditioning unit, water heater, appliance, gutter, and floor covering replacements. These improvements were funded from operating cash flow.  On July 10, 2006 the Partnership sold Plantation Creek to a third party.

Wood Creek

During the nine months ended September 30, 2006, the Partnership completed approximately $338,000 of capital improvements at Wood Creek Apartments, consisting primarily of swimming pool and spa resurface, recreation facilities, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point

During the nine months ended September 30, 2006, the Partnership completed approximately $159,000 of capital improvements at Promontory Point Apartments, consisting primarily of roof replacement, retaining walls, swimming pool improvements, plumbing fixtures, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampton Greens

During the nine months ended September 30, 2006, the Partnership completed approximately $437,000 of capital improvements at Hampton Greens, consisting primarily of resurfacing kitchen and bath, swimming pool improvements, exterior painting, and wood, balcony, siding, appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan was a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $106,000. This note was repaid in July 2006 in conjunction with the sale of the property to a third party, see “Item 1. Financial Statements – Note D”.

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,009,000 is due. Total capitalized loan costs were approximately $114,000. The Partnership recorded a loss on early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage of $10,500,000.  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense. This loan was refinanced on July 26, 2006, see above.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties LP. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (6.07% at September 30, 2006).  In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility.  The loan may be prepaid without penalty. The Partnership paid loan costs of approximately $8,000 and $45,000 during 2006 and 2005 which were capitalized and are included in other assets on the consolidated balance sheet in “Item 1. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $8,000 and $86,000 during 2006 and 2005 that were capitalized and are included in other assets on the consolidated balance sheet in “Item 1. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the tenth day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership paid loan costs of approximately $63,000 and $98,000 during 2006 and 2005, respectively, which were capitalized and are included in other assets on the consolidated balance sheet in “Item 1. Financial Statements”.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $50,265,000 is amortized over varying periods with balloon payments of approximately $2,736,000, $3,500,000, $6,560,000, and $20,800,000 due in 2007, 2008, 2014 and 2016 respectively, and one mortgage which will be fully amortized upon its maturity. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Sale proceeds (1)	$ 16,048	$ 189.97	$ --	$ --
Refinance (2)	9,079	107.39	--	--
	$ 25,127	$ 297.36	$ --	$ --

(1)

Proceeds from the sales of Four Winds Apartments in December 2005 and Plantation Creek Apartments in July 2006.

(2)

Proceeds from the refinance of Cooper’s Point and Copper Mill Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

On September 7, 2006 the Partnership Agreement was amended to change the termination date to December 31, 2010.  The amendment to the Partnership Agreement is included as Exhibit 3.5 to this report.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2006	By: /s/Stephen B. Waters
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

3.5

Amendment to amended and restated limited partnership agreement dated September 7, 2006.

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

10.29

Multifamily note between Wood Creek CPGF 22, L.P., a Delaware limited partnership and Capmark Finance Inc., a California Corporation, dated July 26, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2006 and filed August 1, 2006.

10.30

Guaranty agreement dated July 26, 2006 between AIMCO Properties, L.P., a Delaware limited partnership and Capmark Finance, Inc., a California Corporation for the benefit of Capmark Finance, Inc incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2006 and filed August 1, 2006.

10.31

Purchase and Sale Contract between Century Stoney Greens, L.P., a California limited partnership, and the affiliated Selling Partnerships, and Bethany Holdings Group, LLC, a Nevada limited liability company and Chi Chen Wang, an individual, dated September 25, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 25, 2006 and filed September 29, 2006.

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

Date:  November 14, 2006

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

Date:  November 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.