Form 10KSB
period 2006-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2007-03-19
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $15,677,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

General

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners IV, a California general partnership, is the general partner of the Partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.  The managing general partner of FRI is NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2016, unless terminated prior to such date. The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in limited partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio.  The Partnership continues to own and operate four residential properties. One property was acquired by the lender through foreclosure in 1992, one property was sold in each of 1995, 2001 and 2005 and three properties were sold in 2006. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

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

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,070,000 and a loss on the early extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $902,000 and $1,639,000, respectively, including revenues of approximately $1,606,000 and $3,400,000, respectively.

On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party for net proceeds of approximately $12,228,000 after a deduction for immediate capital needs, after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,589,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $6,596,000 and a loss on the early extinguishment of debt of approximately $197,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $112,000 and $135,000, respectively, including revenues of approximately $1,664,000 and $1,656,000, respectively.

On December 28, 2006, the Partnership sold Hampton Greens Apartments to a third party for net proceeds of approximately $8,931,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,766,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $3,028,000 and a loss on the early extinguishment of debt of approximately $29,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $149,000 and $445,000, respectively, including revenues of approximately $1,827,000 and $1,611,000, respectively.

On December 23, 2005, the Partnership sold Four Winds Apartments to a third party for net proceeds of approximately $20,482,000 after payment of closing costs. The Partnership realized a gain of approximately $12,216,000 as a result of the sale. The Partnership used approximately $8,504,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations for the year ended December 31, 2005. Also included in loss from discontinued operations for the year ended December 31, 2005 is a loss of approximately $173,000, including approximately $2,601,000 of revenues generated by the property. The additional gain of approximately $100,000 in 2006 is due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2006.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 19,684	$ 12,481	5-30 yrs	S/L	$ 3,282
Copper Mill
Apartments	11,253	6,661	5-30 yrs	S/L	3,777
Cooper's Pointe
Apartments	8,962	5,822	5-30 yrs	S/L	1,319
Autumn Run
Apartments	20,375	12,691	5-30 yrs	S/L	3,370
	$ 60,274	$ 37,655			$ 11,748

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments	$14,346	5.87%	30 yrs	08/2016	$12,190
Copper Mill Apartments	10,471	5.59%	30 yrs	01/2016	8,791
Cooper's Pointe
Apartments	7,631	5.52%	30 yrs	12/2014	6,560
Autumn Run Apartments	11,229	7.02%	20 yrs	10/2021	--
Total	$43,677				$27,541

(1)

See "Item 7. Financial Statements - Note C – Mortgage Notes Payable" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)

Fixed rate mortgages.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan was a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $106,000. The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006 (See “Item 7. Financial Statements - Note G”).

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage in the amount of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,190,000 is due. Total capitalized loan costs were approximately $120,000 and are included in other assets on the consolidated balance sheet. The Partnership recorded a loss on the early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage in the amount of $10,500,000.  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, L.P. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense.

The Partnership paid loan costs of approximately $100,000 which were capitalized and included in other assets. This loan was refinanced on July 26, 2006, see above.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, L.P. The interest rate on the loans, which resets monthly, was equal to the Fannie Mae discounted mortgage-backed security index plus 85 to a 105 basis points depending on certain performance criteria. The Partnership paid loan costs of approximately $9,000 and $45,000 during 2006 and 2005 that were capitalized and included in other assets until the sale of the property in 2006.  The new loan was repaid with the proceeds from the sale of Hampton Greens Apartments on December 28, 2006 (See “Item 7. Financial Statements - Note G”).

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $8,000 and $86,000 during 2006 and 2005 that were capitalized and are included in other assets on the consolidated balance sheet.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the tenth day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership paid loan costs of approximately $63,000 and $98,000 during 2006 and 2005, respectively, which were capitalized and are included in other assets on the consolidated balance sheet.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Wood Creek Apartments	$ 7,808	$ 7,208	96%	95%
Copper Mill Apartments	9,737	9,327	96%	94%
Cooper's Pointe Apartments (1)	8,441	7,968	95%	92%
Autumn Run Apartments	9,540	9,198	96%	95%

(1)

The Managing General Partner attributes the increase in occupancy at Cooper’s Pointe Apartments to favorable market conditions in the area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$173	0.93%
Copper Mill Apartments	155	0.90%
Cooper's Pointe Apartments	122	1.47%
Autumn Run Apartments	406	6.45%

Capital Expenditures

Wood Creek Apartments

During the year ended December 31, 2006 the Partnership completed approximately $453,000 in capital expenditures at Wood Creek Apartments consisting primarily of security equipment, recreational facility upgrades, lighting, swimming pool and spa resurfacing, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Creek Apartments

During the year ended December 31, 2006, the Partnership completed approximately $170,000 of capital improvements at Plantation Creek Apartments, consisting primarily of retaining walls, structural upgrades, golf carts, water and sewer upgrades, fire safety, and air conditioning unit, water heater, appliance, gutter, and floor covering replacements. These improvements were funded from operating cash flow.  On July 10, 2006 the Partnership sold Plantation Creek to a third party.

Copper Mill Apartments

During the year ended December 31, 2006 the Partnership completed approximately $258,000 in capital expenditures at Copper Mill Apartments consisting primarily of water and sewer upgrades, roof replacement, fitness equipment, exterior lighting fixtures, security equipment, and wood and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pointe Apartments

During the year ended December 31, 2006 the Partnership completed approximately $578,000 in capital expenditures at Cooper's Pointe Apartments consisting primarily of roof replacement, exterior painting, recreational facility upgrades, pool improvements, security equipment, and gutter and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run Apartments

During the year ended December 31, 2006 the Partnership completed approximately $427,000 in capital expenditures at Autumn Run Apartments consisting primarily of fencing, structural upgrades, water heaters, tennis court resurfacing, roof replacement, interior painting, security equipment, major landscaping, lighting, retaining walls, office computers, air conditioning units, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Promontory Point Apartments

During the year ended December 31, 2006 the Partnership completed approximately $184,000 in capital expenditures at Promontory Point Apartments consisting primarily of roof replacements, retaining walls, swimming pool improvements, and floor covering replacements. These improvements were funded from operating cash flow. On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party.

Hampton Greens Apartments

During the year ended December 31, 2006 the Partnership completed approximately $522,000 in capital expenditures at Hampton Greens Apartments consisting primarily of resurfacing kitchen and bath, swimming pool improvements, fitness equipment, fencing, exterior painting, and wood, balcony, siding, appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow. On December 28, 2006 the Partnership sold Hampton Greens Apartments to a third party.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,487 holders of record owning an aggregate of 82,848 Units at December 31, 2006. Affiliates of the Managing General Partner owned 54,682.50 Units or 66.00% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Sale proceeds (1)	$ 17,648	$ 208.89	$ --	$ --
Refinance (2)	9,079	107.40	--	--
	$ 26,727	$ 316.29	$ --	$ --

(1)

Proceeds from the sales of Four Winds Apartments in December 2005 and Plantation Creek Apartments in July 2006.

(2)

Proceeds from the December 2005 refinance of Cooper’s Point and Copper Mill Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to December 31, 2006, the Partnership paid a distribution from Plantation Creek Apartments sales proceeds and Wood Creek Apartments refinancing proceeds of approximately $13,631,000 or $161.25 per limited partnership unit. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit additional distributions to its partners during 2007 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 Units in the Partnership representing 66.00% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2006 and 2005 was approximately $21,241,000 and $9,123,000.  The increase in net income for the year ended December 31, 2006 is primarily due to the recognition of the gain on the sales of Plantation Creek Apartments, Promontory Point Apartments and Hampton Greens Apartments, the decrease in loss from continuing operations, and a decrease in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Plantation Creek Apartments, Promontory Point Apartments, and Hampton Greens Apartments as loss from discontinued operations due to their sales in 2006.  In addition, the accompanying consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Four Winds Apartments as loss from discontinued operations due to its sale in 2005.

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,070,000 and a loss on the early extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $902,000 and $1,639,000, respectively, including revenues of approximately $1,606,000 and $3,400,000, respectively.

On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party for net proceeds of approximately $12,228,000 after a deduction for immediate capital needs, after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,589,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $6,596,000 and a loss on the early extinguishment of debt of approximately $197,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $112,000 and $135,000, respectively, including revenues of approximately $1,664,000 and $1,656,000, respectively.

On December 28, 2006, the Partnership sold Hampton Greens Apartments to a third party for net proceeds of approximately $8,931,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,766,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $3,028,000 and a loss on the early extinguishment of debt of approximately $29,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $149,000 and $445,000, respectively, including revenues of approximately $1,827,000 and $1,611,000, respectively.

On December 23, 2005, the Partnership sold Four Winds Apartments to a third party for net proceeds of approximately $20,482,000 after payment of closing costs. The Partnership realized a gain of approximately $12,216,000 as a result of the sale. The Partnership used approximately $8,504,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations for the year ended December 31, 2005. Also included in loss from discontinued operations for the year ended December 31, 2005 is a loss of approximately $173,000, including approximately $2,601,000 of revenues generated by the property. The additional gain of approximately $100,000 in 2006 is due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated.

During the year ended December 31, 2005 a casualty gain of approximately $138,000 was recorded at Promontory Point Apartments related to a hail storm that damaged buildings and roofs on March 25, 2005.  The gain was the result of the receipt of insurance proceeds of approximately $175,000 offset by the write off of approximately $37,000 of undepreciated property improvements and replacements. This gain is included in loss from discontinued operations.

Excluding the gain on sales and loss from discontinued operations, the Partnership’s loss from continuing operations for the year ended December 31, 2006 was approximately $9,000 compared with a loss from continuing operations of approximately $698,000 for the year ended December 31, 2005.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  Total revenues increased due to increases in both rental income and other income.  Rental income increased due to an increase in occupancy and the average rental rate at all four of the investment properties, and a decrease in bad debt expense at Wood Creek Apartments and Autumn Run Apartments.  Other income increased due to an increase in interest income due to higher cash balances maintained in interest bearing accounts and increases in utility reimbursements at all four of the investment properties.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, general and administrative and depreciation expenses, and a loss on early extinguishment of debt from the refinance of Wood Creek Apartments (see “Liquidity and Capital Resources”), partially offset by a decrease in interest and property tax expenses.  Operating expense increased due to increases in insurance expense and management fees, partially offset by a decrease in maintenance expense.  Insurance expense increased due to an increase in hazard insurance at all four investment properties. Management fees increased due to increases in rental income at all four of the investment properties.  Maintenance expense decreased primarily due to decreases in contract labor and repairs at Wood Creek Apartments and Autumn Run Apartments. Depreciation expense increased at all four investment properties due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Interest expense decreased due to a decrease in interest charged on advances from affiliates and a decrease in interest on the mortgage encumbering Autumn Run Apartments due to the payment of scheduled principal payments, which reduced the average outstanding balance, and a decrease in interest expense at Wood Creek Apartments as result of the refinancing of the mortgage at a lower interest rate, partially offset by an increase in interest expense on the mortgages encumbering Copper Mill and Cooper’s Pointe as a result of the refinancing of the mortgages at a higher loan balance in 2005. Property tax expense decreased primarily as a result of a decrease in the tax rate at Autumn Run Apartments.

General and administrative expenses increased for the year ended December 31, 2006 due to an increase in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $15,595,000 compared to approximately $12,519,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $3,076,000 is due to approximately $43,395,000 and $3,896,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $44,215,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sales of Plantation Creek Apartments, Promontory Point Apartments, and Hampton Greens Apartments and net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties, loan costs paid, distributions to partners, and the repayment of the mortgages encumbering Plantation Creek, Wood Creek, Hampton Greens, and Promontory Point Apartments, partially offset by proceeds from the refinancings of Wood Creek and Plantation Creek Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund real estate taxes, capital expenditures and operating expenses at several of the investment properties and advanced funds of approximately $2,996,000. In addition, the Partnership’s Managing General Partner agreed to advance approximately $3,932,000 to cover closing costs and the deficiency between the existing mortgage payoff and the new mortgage loans as a result of the refinancings of Woodcreek Apartments and Hampton Greens Apartments and advanced approximately $409,000 to cover refinance fees at Copper Mill and Cooper’s Pointe Apartments. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $303,000 for the year ended December 31, 2005. There were no advances made during the year ended December 31, 2006.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan was a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $106,000.  The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006 (See “Item 7. Financial Statements - Note G”).

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage in the amount of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,190,000 is due. Total capitalized loan costs were approximately $120,000 and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership recorded a loss on the early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage in the amount of $10,500,000.  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, L.P. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense. The Partnership paid loan costs of approximately $100,000 which were capitalized and included in other assets. This loan was refinanced on July 26, 2006, see above.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, L.P. The interest rate on the loans, which resets monthly, was equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria.  The Partnership paid loan costs of approximately $9,000 and $45,000 during 2006 and 2005 that were capitalized and included in other assets until the sale of the property in 2006. The new loan was repaid with the proceeds from the sale of Hampton Greens Apartments on December 28, 2006 (See “Item 7. Financial Statements - Note G”).

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $8,000 and $86,000 during 2006 and 2005 that were capitalized and are included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the tenth day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership paid loan costs of approximately $63,000 and $98,000 during 2006 and 2005, respectively, which were capitalized and are included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $43,677,000 is amortized over varying periods with balloon payments of $6,560,000 and $20,981,000 due in 2014 and 2016, respectively, and one mortgage which will be fully amortized upon its maturity in 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Sale proceeds (1)	$ 17,648	$ 208.89	$ --	$ --
Refinance (2)	9,079	107.40	--	--
	$ 26,727	$ 316.29	$ --	$ --

(1)

Proceeds from the sales of Four Winds Apartments in December 2005 and Plantation Creek Apartments in July 2006.

(2)

Proceeds from the December 2005 refinance of Cooper’s Point and Copper Mill Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to December 31, 2006, the Partnership paid a distribution from Plantation Creek Apartments sales proceeds and Wood Creek Apartments refinancing proceeds of approximately $13,631,000 or $161.25 per limited partnership unit. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvements to permit any additional distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII

We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 15,595
Receivables and deposits		829
Other assets		735
Investment properties (Notes A, C, D and G):
Land	$ 5,000
Buildings and related personal property	55,274
	60,274
Less accumulated depreciation	(37,655)	22,619

		$ 39,778
Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 404
Tenant security deposit liabilities		235
Accrued property taxes		525
Other liabilities		571
Mortgage notes payable (Note C)		43,677

Partners' Deficit (Note H)
General partner	$ (4,913)
Limited partners (82,848 units issued and
outstanding)	(721)	(5,634)

		$ 39,778

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 9,459	$ 8,761
Other income	1,121	836
Total revenues	10,580	9,597

Expenses:
Operating	4,226	3,885
General and administrative	512	493
Depreciation	2,335	2,208
Interest	2,613	2,830
Property taxes	845	879
Loss on early extinguishment of debt (Note C)	58	--
Total expenses	10,589	10,295

Loss from continuing operations	(9)	(698)

Loss from discontinued operations (Notes A, F and G)	(1,544)	(2,395)
Gain on sale of discontinued operations (Note G)	22,794	12,216
Net income (Note E)	$21,241	$ 9,123

Net income allocated to general partner	$ 3,013	$ 1,175
Net income allocated to limited partners	18,228	7,948

	$21,241	$ 9,123
Net income per limited partnership unit:
Loss from continuing operations	$ (0.09)	$ (7.43)
Loss from discontinued operations	(16.44)	(25.49)
Gain on sale of discontinued operations	236.55	128.85
	$220.02	$ 95.93

Distribution per limited partnership unit	$316.29	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit at
December 31, 2004	82,848	$(8,578)	$ (693)	$(9,271)

Net income for the year
ended December 31, 2005	--	1,175	7,948	9,123

Partners' (deficiency) capital
at December 31, 2005	82,848	(7,403)	7,255	(148)

Distributions to partners		(523)	(26,204)	(26,727)

Net income for the year ended
December 31, 2006	--	3,013	18,228	21,241

Partners' deficit at
December 31, 2006	82,848	$(4,913)	$ (721)	$(5,634)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 21,241	$ 9,123
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,074	5,316
Bad debt	181	369
Amortization of loan costs	120	193
Gain on sale of investment properties	(22,794)	(12,216)
Casualty gain	--	(138)
Loss on early extinguishment of debt	439	13
Change in accounts:
Receivables and deposits	675	(1,023)
Other assets	311	(5)
Accounts payable	(289)	(103)
Tenant security deposit liabilities	(37)	(68)
Accrued property taxes	(96)	(516)
Other liabilities	71	(136)
Due to affiliates	--	(67)
Net cash provided by operating activities	3,896	742

Cash flows from investing activities:
Property improvements and replacements	(2,597)	(4,181)
Net withdrawals from restricted escrows	265	141
Insurance proceeds received	--	175
Net proceeds from sale of properties	45,727	20,482
Net cash provided by investing activities	43,395	16,617

Cash flows from financing activities:
Principal payments on mortgage notes payable	(882)	(1,332)
Repayments on mortgage notes payable	(36,700)	(34,037)
Proceeds from mortgage notes payable	20,400	31,639
Loan costs paid	(306)	(329)
Advances from affiliate	--	7,337
Repayment of advances from affiliate	--	(8,816)
Distributions to partners	(26,727)	--
Net cash used in financing activities	(44,215)	(5,538)

Net increase in cash and cash equivalents	3,076	11,821
Cash and cash equivalents at beginning of year	12,519	698
Cash and cash equivalents at end of year	$ 15,595	$ 12,519
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,062	$ 5,337
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 106	$ 111

Included in accounts payable at December 31, 2004 were approximately $534,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization

Century Properties Growth Fund XXII (the "Partnership" or "Registrant") is a California Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2016 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The Partnership currently operates four apartment properties in four states.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the accompanying consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Four Winds Apartments as loss from discontinued operations due to the sale of the property on December 23, 2005 (see Note G). In addition, the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Plantation Creek, Promontory Point, and Hampton Green Apartments as loss from discontinued operations due to the sales of the properties in 2006 (see Note G). Included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are revenues of approximately $5,097,000 and $9,268,000, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $15,496,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $617,000, less accumulated amortization of approximately $90,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $120,000 and $193,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $51,000 in each of the years 2007 to 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinuing operations.

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

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.   The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2006 and 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $265,000 and $547,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expense and loss from discontinued operations.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 effective January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $781,000 and $929,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $413,000 and $599,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $215,000 and $406,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.  No incentive was paid during the years ended December 31, 2006 and 2005 as no cash from operations was distributed.

In the fourth quarter of 2005, the Partnership was charged approximately $182,000 in fees related to the refinancing of the mortgages encumbering Wood Creek Apartments and Cooper’s Pointe Apartments. In connection with the Managing General Partner's review of the Partnership Agreement with regard to the 2005 fees taken, the Managing General Partner determined it should reverse these fees and established a receivable of approximately $182,000 at December 31, 2005. The Partnership was refunded the full amount in 2006.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund real estate taxes, capital expenditures and operating expenses at several of the investment properties and advanced funds of approximately $2,996,000. In addition, the Partnership’s Managing General Partner agreed to advance approximately $3,932,000 to cover closing costs and the deficiency between the existing mortgage payoff and the new mortgage loans as a result of the refinancings of Woodcreek Apartments and Hampton Greens Apartments and advanced approximately $409,000 to cover refinance fees at Copper Mill and Cooper’s Pointe Apartments. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $303,000 for the year ended December 31, 2005. There were no advances made during the year ended December 31, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $404,000 and $281,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Wood Creek Apartments	$14,346	$ 85	5.87%	08/2016	$12,190
Copper Mill Apartments	10,471	61	5.59%	01/2016	8,791
Cooper's Pointe Apartments	7,631	44	5.52%	12/2014	6,560
Autumn Run Apartments	11,229	102	7.02%	10/2021	--
Total	$43,677	$292			$27,541

(1)

Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan was a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $106,000. The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006 (See “Note G”).

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage in the amount of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,190,000 is due. Total capitalized loan costs were approximately $120,000 and are included in other assets on the consolidated balance sheet. The Partnership recorded a loss on early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

On October 31, 2005 the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $11,376,000 with a new mortgage in the amount of $10,500,000.  The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, L.P. The Permanent Credit Facility creates separate loans for each property refinanced thereunder, and such loans are not cross-collateralized or cross-defaulted with each other. The Partnership recorded a loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off, which is included in interest expense. The Partnership paid loan costs of approximately $100,000 which were capitalized and included in other assets. This loan was refinanced on July 26, 2006, see above.

On December 15, 2005 the Partnership refinanced the mortgage encumbering Hampton Greens Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,084,000 with a new mortgage of $2,804,000. The previous mortgage indebtedness was repaid with proceeds from the new mortgage financing and an advance from an affiliate of the Managing General Partner. The new mortgage financing was obtained pursuant to a credit facility (the “Permanent Credit Facility”) that has also provided for the refinancing of several other properties affiliated with AIMCO Properties, L.P. The interest rate on the loans, which resets monthly, was equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria.  The Partnership paid loan costs of approximately $9,000 and $45,000 during 2006 and 2005 that were capitalized and included in other assets until the sale of the property in 2006. The new loan was repaid with the proceeds from the sale of Hampton Greens Apartments on December 28, 2006 (See “Note G”).

On December 28, 2005 the Partnership refinanced the mortgage encumbering Cooper’s Pointe Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $3,726,000 with a new mortgage of $7,735,000. The mortgage was refinanced at a fixed interest rate of 5.52% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $44,000 are due on the first day of each month.  The mortgage matures on December 31, 2014, at which time a balloon payment of approximately $6,560,000 is due. The Partnership paid loan costs of approximately $8,000 and $86,000 during 2006 and 2005 that were capitalized and are included in other assets on the consolidated balance sheet.

On December 28, 2005 the Partnership refinanced the mortgage encumbering Copper Mill Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $5,347,000 with a new mortgage of $10,600,000. The mortgage was refinanced at a fixed interest rate of 5.59% compared to the prior fixed interest rate of 7.88%. Payments of principal and interest of approximately $61,000 are due on the tenth day of each month.  The mortgage matures on January 10, 2016, at which time a balloon payment of approximately $8,791,000 is due. The Partnership paid loan costs of approximately $63,000 and $98,000 during 2006 and 2005, respectively, which were capitalized and are included in other assets on the consolidated balance sheet.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 869
2008	934
2009	998
2010	1,063
2011	1,134
Thereafter	38,679

$43,677

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$14,346	$ 2,130	$ 13,440	$ 4,114
Copper Mill Apartments	10,471	933	8,061	2,259
Cooper's Pointe Apartments	7,631	513	6,696	1,753
Autumn Run Apartments	11,229	1,462	14,957	3,956
Total	$43,677	$ 5,038	$ 43,154	$12,082

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life-Years
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 17,568	$ 19,684	$12,481	1985	5-30
Copper Mill Apartments	929	10,324	11,253	6,661	1987	5-30
Cooper's Pointe
Apartments	510	8,452	8,962	5,822	1986	5-30
Autumn Run Apartments	1,445	18,930	20,375	12,691	1987	5-30
Total	$ 5,000	$ 55,274	$ 60,274	$37,655

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$117,035	$133,079
Property improvements and replacements	2,592	3,758
Disposal of property	(59,353)	(19,802)
Balance at end of year	$ 60,274	$117,035

Accumulated Depreciation
Balance at beginning of year	$ 69,874	$ 76,267
Additions charged to expense	4,074	5,316
Disposal of property	(36,293)	(11,709)
Balance at end of year	$ 37,655	$ 69,874

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005, is approximately $58,234,000 and $115,495,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005, is approximately $46,486,000 and $92,386,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income  (in thousands, except per unit data):

	2006	2005

Net income as reported	$21,241	$ 9,123
Add (deduct):
Depreciation differences	2,241	1,806
Change in prepaid rent	(7)	(32)
Gain on sale of properties	11,151	5,168
Casualty gain	--	(138)
Other	(276)	(149)

Federal taxable income	$34,350	$15,778
Federal taxable income per limited
partnership unit	$355.80	$167.55

For 2006, allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rate share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2006
Net liabilities as reported	$ (5,634)
Land and buildings	(2,040)
Accumulated depreciation	(8,831)
Syndication	12,427
Other	351
Net liabilities - Federal tax basis	$ (3,727)

Note F – Casualty Gain

During the year ended December 31, 2005, a casualty gain of approximately $138,000 was recorded at Promontory Point related to a hail storm that damaged the building siding and roofs on March 25, 2005.  The gain was the result of the receipt of insurance proceeds of approximately $175,000 offset by the write off of approximately $37,000 of undepreciated property improvements and replacements. This gain is included in loss from discontinued operations.

Note G – Disposition of Investment Properties

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,070,000 and a loss on the early extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $902,000 and $1,639,000, respectively, including revenues of approximately $1,606,000 and $3,400,000, respectively.

On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party for net proceeds of approximately $12,228,000 after a deduction for immediate capital needs, after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,589,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $6,596,000 and a loss on the early extinguishment of debt of approximately $197,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $112,000 and $135,000, respectively, including revenues of approximately $1,664,000 and $1,656,000, respectively.

On December 28, 2006, the Partnership sold Hampton Greens Apartments to a third party for net proceeds of approximately $8,931,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,766,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $3,028,000 and a loss on the early extinguishment of debt of approximately $29,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are results of the property’s operations, loss of approximately $149,000 and $445,000, respectively, including revenues of approximately $1,827,000 and $1,611,000, respectively.

On December 23, 2005, the Partnership sold Four Winds Apartments to a third party for net proceeds of approximately $20,482,000 after payment of closing costs. The Partnership realized a gain of approximately $12,216,000 as a result of the sale. The Partnership used approximately $8,504,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2005 is a loss of approximately $173,000, including approximately $2,601,000, of revenues generated by the property. During the year ended December 31, 2006 the Partnership recognized an additional gain at Four Winds Apartments of approximately $100,000 due to the reversal of certain accruals established during the year ended December 31, 2005 due to actual costs being less than anticipated.

Note H - Subsequent Event

Subsequent to December 31, 2006, the Partnership paid a distribution from Plantation Creek Apartments sales proceeds and Wood Creek Apartments refinancing proceeds of approximately $13,631,000 or $161.25 per limited partnership unit.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Century Properties Growth Fund XXII (the “Partnership” or the “Registrant”) has no directors or officers. The general partner of the Partnership is Fox Partners IV, a California general partnership. The managing general partner of Fox Partners IV is Fox Capital Management Corporation, (“FCMC” or the “Managing General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of FCMC are set forth below.  The Managing General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	17,341.5	20.93%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.59%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,882.00	38.48%
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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $781,000 and

$929,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $413,000 and $599,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment properties. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $215,000 and $406,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. The incentive allocation is accounted for as a distribution to the general partner, in accordance with the terms of the Partnership Agreement.  No incentive was paid during the years ended December 31, 2006 and 2005 as no cash from operations was distributed.

In the fourth quarter of 2005, the Partnership was charged approximately $182,000 in fees related to the refinancing of the mortgages encumbering Wood Creek Apartments and Cooper’s Pointe Apartments. In connection with the Managing General Partner's review of the Partnership Agreement with regard to the 2005 fees taken, the Managing General Partner determined it should reverse these fees and established a receivable of approximately $182,000 at December 31, 2005. The Partnership was refunded the full amount in 2006.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2005, an affiliate of the Managing General Partner agreed to advance funds in excess of the $150,000 line of credit to fund real estate taxes, capital expenditures and operating expenses at several of the investment properties and advanced funds of approximately $2,996,000. In addition, the Partnership’s Managing General Partner agreed to advance approximately $3,932,000 to cover closing costs and the deficiency between the existing mortgage payoff and the new mortgage loans as a result of the refinancings of Woodcreek Apartments and Hampton Greens Apartments and advanced approximately $409,000 to cover refinance fees at Copper Mill and Cooper’s Pointe Apartments. The Partnership repaid all 2005 advances during the fourth quarter of 2005 from sales proceeds from Four Winds Apartments. Interest expense amounted to approximately $303,000 for the year ended December 31, 2005. There were no advances made during the year ended December 31, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $404,000 and $281,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $78,000 and $71,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $31,000 and $26,000 for 2006 and 2005, respectively.

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

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 19, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 19, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 19, 2007
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

3.5

Amendment to amended and restated limited partnership agreement dated September 7, 2006. Filed with form 10-QSB for the quarterly period ended September 30, 2006 and incorporated herein by reference.

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

10.32

First Amendment to Purchase and Sale Contract between Century Stoney Greens, L.P., a California limited partnership, and the affiliated Selling Partnerships, and Bethany Holdings Group, LLC, a Nevada limited liability company and Chi Chen Wang, an individual, dated November 1, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2006 and filed November 28, 2006.

10.33

Reinstatement and Second Amendment to Purchase and Sale Contract between Century Stoney Greens, L.P., a California limited partnership, and the affiliated Selling Partnerships, and Bethany Holdings Group, LLC, a Nevada limited liability company and Chi Chen Wang, an individual (collectively “Original Purchaser”) and Bethany Austin Apartments, LLC, a Delaware limited liability company, dated November 21, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2006 and filed November 28, 2006.

10.34

Purchase and Sale Contract between Hampton Greens CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., California corporation, dated December 8, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006 and filed December 14, 2006.

10.35

First Amendment to Purchase and Sale Contract between Hampton Greens CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 11, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006 and filed December 14, 2006.

10.36

Second Amendment to Purchase and Sale Contract between Hampton Greens, L.P., a Delaware limited partnership,    and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 15, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006 and filed January 3, 2007.

10.37

Third Amendment to Purchase and Sale Contract between Hampton Greens, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 21, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006 and filed January 3, 2007.

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

Date:  March 19, 2007

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

Date:  March 19, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Growth Fund XXII (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 19, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 19, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.