Form 10QSB
period 2007-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2007-05-14
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 2,100
Receivables and deposits		516
Other assets		926
Investment properties:
Land	$ 5,000
Buildings and related personal property	55,702
	60,702
Less accumulated depreciation	(38,226)	22,476
		$ 26,018
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 310
Tenant security deposit liabilities		255
Accrued property taxes		758
Other liabilities		532
Mortgage notes payable		43,460

Partners' Deficit
General partner	$ (5,189)
Limited partners (82,848 units issued and
outstanding)	(14,108)	(19,297)
		$ 26,018

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:		(Restated)
Rental income	$ 2,433	$2,299
Other income	283	261
Total revenues	2,716	2,560

Expenses:
Operating	1,157	929
General and administrative	115	125
Depreciation	573	568
Interest	671	616
Property taxes	233	248
Total expenses	2,749	2,486

(Loss) income from continuing operations	(33)	74
Loss from discontinued operations	--	(390)
Gain on sale of discontinued operations (Note A)	--	100
Net loss	$ (33)	$ (216)

Net (loss) income allocated to general partner	$ (4)	$ 12
Net loss allocated to limited partners	(29)	(228)

	$ (33)	$ (216)

Per limited partnership unit:
(Loss) income from continuing operations	$ (0.35)	$ 0.80
Loss from discontinued operations	--	(4.15)
Gain on sale of discontinued operations	--	0.60
	$ (0.35)	$(2.75)

Distributions per limited partnership unit	$161.24	$25.55

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2006	82,848	$(4,913)	$ (721)	$ (5,634)

Distributions to partners	--	(272)	(13,358)	(13,630)

Net loss for the three months
ended March 31, 2007	--	(4)	(29)	(33)

Partners' deficit
at March 31, 2007	82,848	$(5,189)	$(14,108)	$(19,297)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (33)	$ (216)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	573	1,190
Bad debt	19	69
Amortization of loan costs	13	24
Gain on sale of investment property	--	(100)
Change in accounts:
Receivables and deposits	294	130
Other assets	(204)	(340)
Accounts payable	(69)	24
Tenant security deposit liabilities	20	9
Accrued property taxes	233	253
Other liabilities	(39)	(24)
Net cash provided by operating activities	807	1,019
Cash flows from investing activities:
Net deposits to restricted escrows	--	(388)
Property improvements and replacements	(455)	(511)
Net cash used in investing activities	(455)	(899)
Cash flows from financing activities:
Distributions to partners	(13,630)	(2,160)
Principal payments on mortgage notes payable	(217)	(213)
Loan costs paid	--	(98)
Repayment of mortgage note payable	--	(13,952)
Proceeds from mortgage note payable	--	6,000
Net cash used in financing activities	(13,847)	(10,423)

Net decrease in cash and cash equivalents	(13,495)	(10,303)
Cash and cash equivalents at beginning of period	15,595	12,519
Cash and cash equivalents at end of period	$ 2,100	$ 2,216
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 658	$ 863
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 81	$ 100

Approximately $106,000 and $111,000 of property improvements and replacements included in accounts payable at December 31, 2006 and 2005, respectively, were included in property improvements and replacements for the three months ended March 31, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2006 has been restated as of January 1, 2006 to reflect the operations of Plantation Creek Apartments, Promontory Point Apartments, and Hampton Greens Apartments as loss from discontinued operations due to their respective sales on July 10, 2006, December 15, 2006 and December 28, 2006.  Included in loss from discontinued operations for the three months ended March 31, 2006 are revenues of approximately $1,696,000. In addition, during the three months ended March 31, 2006, the Partnership recognized an additional gain on the December 2005 sale of Four Winds Apartments due to an adjustment to estimated closing costs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Partnership recorded a deferred tax liability of approximately $20,000, which is included in other liabilities on the accompanying consolidated balance sheet, and expense of approximately $20,000, which is included in operating expenses on the accompany consolidated statement of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $132,000 and $212,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $92,000 and $78,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $42,000 and $30,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such incentive was paid during the three months ended March 31, 2007 or 2006.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (10.25% at March 31, 2007). There were no advances made during the three months ended March 31, 2007 and 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $228,000 for hazard insurance coverage and fees associated with policy claims administration.

Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $404,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Refinancing of Mortgage Note Payable

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matured in February 2008, had a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $98,000. The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Cooper's Pointe Apartments (1)	97%	93%
North Charleston, South Carolina
Copper Mill Apartments	98%	97%
Richmond, Virginia
Autumn Run Apartments	96%	94%
Naperville, Illinois
Wood Creek Apartments (2)	95%	98%
Mesa, Arizona

(1)

The Managing General Partner attributes the increase in occupancy at Cooper’s Point Apartments is due to favorable market conditions in the area.

(2)

The Managing General Partner attributes the decrease in occupancy at Wood Creek Apartments to residents purchasing new homes and competition in the area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $33,000 and $216,000, respectively. The decrease in net loss is due to a decrease in loss from discontinued operations and an increase in total revenues partially offset by an increase in total expenses and a decrease in gain on sale of discontinued operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2006 has been restated as of January 1, 2006 to reflect the operations of Plantation Creek Apartments, Promontory Point Apartments, and Hampton Greens Apartments as loss from discontinued operations due to their respective sales on July 10, 2006, December 15, 2006 and December 28, 2006.  Included in loss from discontinued operations for the three months ended March 31, 2006 are revenues of approximately $1,696,000.

During the three months ended March 31, 2006, the Partnership recognized an additional gain on sale of approximately $100,000 related to Four Winds as a result of an adjustment to estimated closing cost accruals.

Excluding the loss from discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2007 was approximately $33,000 compared to income from continuing operations of approximately $74,000 for the corresponding period in 2006.  The increase in loss from continuing operations for the three months ended March 31, 2007 is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased due to increases in rental and other income. Rental income increased due to an increase in occupancy at all of the Partnership’s investment properties except for Wood Creek Apartments and an increase in the average rental rate at all four investment properties. Other income increased due to increases in lease cancellation fees at Wood Creek Apartments, Copper Mill Apartments and Autumn Run Apartments and an increase in utility reimbursements at Wood Creek Apartments partially offset by a decrease in interest income at Copper Mill Apartments.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating and interest expenses, partially offset by decreases in property tax and general and administrative expenses. Depreciation expense remained comparable for both periods. Operating expenses increased due to increases in property, insurance, state income taxes and maintenance expenses partially offset by a decrease in advertising expense.  Property expense increased primarily due to increases in payroll and related benefits at Copper Mill Apartments and Wood Creek Apartments partially offset by a decrease in payroll and related benefits at Cooper’s Pointe Apartments.  Insurance expense increased due to an increase in hazard insurance at all four investment properties.  Advertising expense decreased due to a decrease in periodicals at Wood Creek Apartments.  Beginning January 1, 2007, the Partnership is liable for Illinois income taxes that arise as a result of one of the Partnership’s investment properties, Autumn Run Apartments, being located in the state of Illinois. During the three months ended March 31, 2007, the Partnership estimated that a deferred tax liability existed of approximately $20,000.  The Partnership recognized approximately $20,000 in expense during the three months ended March 31, 2007, which is included in operating expenses. Maintenance expense increased due to increases in contract services at Copper Mill Apartments, Wood Creek Apartments and Autumn Run Apartments. Interest expense increased due to an increase in interest expense on the mortgage encumbering Wood Creek Apartments as a result of the refinancing of the mortgage at a higher loan balance in July 2006. Property tax expense decreased due to a reduction in the tax rate at Wood Creek Apartments.

General and administrative expenses decreased for the three months ended March 31, 2007 due to a decrease in professional fees associated with Partnership matters. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Capital Resources and Liquidity

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $2,100,000 compared to approximately $2,216,000 at March 31, 2006. The decrease in cash and cash equivalents of approximately $13,495,000 from December 31, 2006 is due to approximately $13,847,000 and $455,000 of cash used in financing and investing activities, respectively, partially offset by approximately $807,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (10.25% at March 31, 2007). There were no advances made during the three months ended March 31, 2007 and 2006.

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

Cooper’s Pointe Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $57,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of building improvements, grounds lighting, fencing and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $46,000 of capital improvements at Copper Mill Apartments, consisting primarily of roof, appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $112,000 of capital improvements at Autumn Run Apartments, consisting primarily of interior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $215,000 of capital improvements at Wood Creek Apartments, consisting primarily of recreational facility improvements, fencing, grounds lighting, plumbing fixtures, and interior door, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from property operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matured in February 2008, had a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points, and required monthly interest only payments. Total capitalized loan costs were approximately $98,000. The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $43,460,000 is amortized over varying periods with balloon payments of approximately $6,560,000, and $20,981,000 due in 2014 and 2016 respectively, and one mortgage which will be fully amortized upon its maturity in 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2007	Unit	March 31, 2006	Unit

Sale proceeds (1)	$13,558	$160.38	$2,160	$25.55
Refinancing proceeds(2)	72	0.86	--	--
	$13,630	$161.24	$2,160	$25.55

(1)

For 2007, proceeds from the sale of Plantation Creek Apartments in July 2006.  For 2006, proceeds from the sale of Four Winds Apartments in December 2005.

(2)

From the refinancing proceeds of Wood Creek Apartments in July 2006.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10.10

Multifamily Note for Autumn Run Apartments dated September 6, 2001, by and between Century Properties Growth Fund XXII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. Filed with the Form 10-QSB for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.11

Purchase and Sale Contract between Four Winds CPGF 22 Limited Partnership, a Delaware Limited Partnership, as Seller, and Passco Real Estate Enterprises, Inc., a California corporation, as purchaser, effective August 22, 2005 incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 22, 2005 and filed August 26, 2005.

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

10.17

Loan Agreement dated December 15, 2005 between Hampton Greens CPGF 22, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005 and filed December 21, 2005.

10.18

Guaranty dated December 15, 2005 between AIMCO Properties LP, a Delaware limited partnership for the benefit of GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005 and filed December 21, 2005.

10.19

Completion/Repair and Security Agreement between Hampton Greens CPGF 22, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005 and filed December 21, 2005.

10.20

Promissory Note dated December 28, 2005 between Copper Mill CPGF 22, L.P., a Delaware limited partnership and New York Life Insurance Company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 and filed January 4, 2006.

10.21

Guaranty dated December 28, 2005 between AIMCO Properties LP, a Delaware limited partnership and New York Life Insurance Company for the benefit of New York Life Insurance Company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 and filed January 4, 2006.

10.22

Loan Increase Agreement dated December 28, 2005 between Copper Mill CPGF 22, L.P., a Delaware limited partnership and New York Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2005 and filed January 4, 2006.

10.25

Promissory note dated December 27, 2005 between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership and GE Capital Life Assurance Company of New York, a New York corporation, incorporated by reference to the Registrant’s Annual Report on Form 10KSB dated March 30, 2006 and filed March 31, 2006.

10.26

Guaranty dated December 27, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GE Capital Life Assurance of New York, a New York corporation for the benefit of GE Capital Life Assurance Company of New York, a New York corporation, incorporated by reference to the Registrant’s Annual Report on Form 10KSB dated March 30, 2006 and filed March 31, 2006.

10.28

Reinstatement and First Amendment to Purchase and Sale Contract between Plantation Creek CPGF 22 L.P., a Delaware limited partnership, and TVO Real Estate Corporation, an Illinois Corporation, dated May 30, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2006 and filed June 1, 2006.

10.29

Multifamily note between Wood Creek CPGF 22, L.P., a Delaware limited partnership and Capmark Finance Inc., a California Corporation, dated July 26, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2006 and filed August 1, 2006.

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

10.32

First Amendment to Purchase and Sale Contract between Century Stoney Greens, L.P., a California limited partnership, and the affiliated Selling Partnerships, and Bethany Holdings Group, LLC, a Nevada limited liability company and Chi Chen Wang, an individual, dated November 1, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2006 and filed November 28, 2006.

10.33

Reinstatement and Second Amendment to Purchase and Sale Contract between Century Stoney Greens, L.P., a California limited partnership, and the affiliated Selling Partnerships, and Bethany Holdings Group, LLC, a Nevada limited liability company and Chi Chen Wang, an individual (collectively “Original Purchaser”) and Bethany Austin Apartments, LLC, a Delaware limited liability company, dated November 21, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2006 and filed November 28, 2006.

10.34

Purchase and Sale Contract between Hampton Greens CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., California corporation, dated December 8, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006 and filed December 14, 2006.

10.35

First Amendment to Purchase and Sale Contract between Hampton Greens CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 11, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006 and filed December 14, 2006.

10.36

Second Amendment to Purchase and Sale Contract between Hampton Greens, L.P., a Delaware limited partnership,    and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 15, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006 and filed January 3, 2007.

10.37

Third Amendment to Purchase and Sale Contract between Hampton Greens, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships, and JRK Asset Management, Inc., a California corporation, dated December 21, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006 and filed January 3, 2007.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.