Form 10QSB
period 2007-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2007-08-14
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 845
Receivables and deposits		504
Other assets		902
Investment properties:
Land	$ 5,000
Buildings and related personal property	56,270
	61,270
Less accumulated depreciation	(38,803)	22,467
		$ 24,718
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 324
Tenant security deposit liabilities		273
Accrued property taxes		589
Other liabilities		500
Mortgage notes payable		43,244

Partners' Deficit
General partner	$ (5,199)
Limited partners (82,848 units issued and
outstanding)	(15,013)	(20,212)
		$ 24,718

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:		(Restated)		(Restated)
Rental income	$ 2,457	$ 2,332	$ 4,890	$ 4,631
Other income	259	226	542	487
Total revenues	2,716	2,558	5,432	5,118

Expenses:
Operating	1,074	1,043	2,231	1,972
General and administrative	114	131	229	256
Depreciation	577	578	1,150	1,146
Interest	670	656	1,341	1,272
Property taxes	196	196	429	444
Total expenses	2,631	2,604	5,380	5,090

Income (loss) from continuing
operations	85	(46)	52	28

Loss from discontinued operations
(Note A)	--	(379)	--	(769)
Gain from sale of discontinued
operations (Note A)	--	--	--	100
Net income (loss)	$ 85	$ (425)	$ 52	$ (641)

Net income (loss) allocated to general
partner	$ 10	$ (50)	$ 6	$ (24)
Net income (loss) allocated to limited
partners	75	(375)	46	(617)

	$ 85	$ (425)	$ 52	$ (641)

Per limited partnership unit:
Income (loss) from continuing
operations	$ 0.91	$ (0.49)	$ 0.56	$ 0.29
Loss from discontinued operations	--	(4.04)	--	(8.18)
Gain from sale of discontinued
operations	--	--	--	0.44
	$ 0.91	$ (4.53)	$ 0.56	$ (7.45)
Distributions per limited partnership
unit	$ 11.82	$ 8.87	$ 173.06	$ 34.42

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2006	82,848	$(4,913)	$ (721)	$ (5,634)

Distributions to partners	--	(292)	(14,338)	(14,630)

Net income for the six months
ended June 30, 2007	--	6	46	52

Partners' deficit
at June 30, 2007	82,848	$(5,199)	$(15,013)	$(20,212)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 52	$ (641)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,150	2,390
Bad debt	16	131
Amortization of loan costs	25	74
Gain from sale of discontinued operations	--	(100)
Change in accounts:
Receivables and deposits	309	(224)
Other assets	(192)	(323)
Accounts payable	(142)	(52)
Tenant security deposit liabilities	38	32
Accrued property taxes	64	375
Other liabilities	(71)	104
Net cash provided by operating activities	1,249	1,766

Cash flows from investing activities:
Property improvements and replacements	(936)	(1,352)
Net deposits to restricted escrows	--	(448)
Net cash used in investing activities	(936)	(1,800)

Cash flows from financing activities:
Distributions to partners	(14,630)	(2,910)
Principal payments on mortgage notes payable	(433)	(444)
Loan costs paid	--	(163)
Repayment of mortgage note payable	--	(13,952)
Proceeds from mortgage note payable	--	6,000
Net cash used in financing activities	(15,063)	(11,469)

Net decrease in cash and cash equivalents	(14,750)	(11,503)

Cash and cash equivalents at beginning of period	15,595	12,519
Cash and cash equivalents at end of period	$ 845	$ 1,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,317	$ 1,665
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 168	$ 106

Approximately $106,000 and $111,000 of property improvements and replacements included in accounts payable at December 31, 2006 and 2005, respectively, were included in property improvements and replacements for the six months ended June 30, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner (the “General Partner”) of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2006 have been restated as of January 1, 2006 to reflect the operations of Promontory Point Apartments and Hampton Greens Apartments as loss from discontinued operations due to their respective sales on December 15, 2006 and December 28, 2006.  In addition, the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 reflect the operations of Plantation Creek as loss from discontinued operations due to its sale on July 10, 2006.  Included in loss from discontinued operations for the three and six months ended June 30, 2006 are revenues of approximately $1,646,000 and $3,343,000, respectively. In addition, during the six months ended June 30, 2006, the Partnership recognized an additional gain of approximately $100,000 on the December 2005 sale of Four Winds Apartments due to an adjustment to estimated closing costs.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Partnership recorded a deferred tax liability of approximately $20,000, which is included in other liabilities on the accompanying consolidated balance sheet, and expense of approximately $20,000, which is included in operating expenses on the accompanying consolidated statement of operations for the six months ended June 30. 2007.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $263,000 and $416,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $171,000 and $182,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $71,000 and $86,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such incentive was paid during the six months ended June 30, 2007 or 2006 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2007). There were no advances made during the six months ended June 30, 2007 and 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $278,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $404,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Refinancing of Mortgage Note Payable

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matured in February 2008, had a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points and required monthly interest only payments. Total capitalized loan costs were approximately $106,000. The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Cooper's Pointe Apartments	94%	94%
North Charleston, South Carolina
Copper Mill Apartments	98%	96%
Richmond, Virginia
Autumn Run Apartments	96%	95%
Naperville, Illinois
Wood Creek Apartments (1)	94%	97%
Mesa, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at Wood Creek Apartments to increased home purchases in the area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $85,000 and $52,000, respectively, compared to net loss of approximately $425,000 and $641,000, respectively, for the corresponding periods in 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2006 have been restated as of January 1, 2006 to reflect the operations of Promontory Point Apartments and Hampton Greens Apartments as loss from discontinued operations due to their respective sales on December 15, 2006 and December 28, 2006. In addition, the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 reflect the operations of Plantation Creek as loss from discontinued operations due to its sale on July 10, 2006.  Included in loss from discontinued operations for the three and six months ended June 30, 2006 are revenues of approximately $1,646,000 and $3,343,000, respectively.

During the six months ended June 30, 2006, the Partnership recognized an additional gain on sale of approximately $100,000 related to the December 2005 sale of Four Winds Apartments as a result of an adjustment to estimated closing cost accruals.

The Partnership’s income from continuing operations for the three and six months ended June 30, 2007 was approximately $85,000 and $52,000, respectively, compared to a loss from continuing operations of approximately $46,000 for the three months ended June 30, 2006 and income from continuing operations of approximately $28,000 for the six months ended June 30, 2006.  The increase in income from continuing operations for both the three and six months ended June 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses.  Total revenues increased for both periods due to increases in both rental and other income. Rental income increased for both periods due to increases in occupancy at Copper Mill Apartments and Autumn Run Apartments and the average rental rate at all four investment properties partially offset by a decrease in occupancy at Wood Creek Apartments.  Other income increased for both periods due to increases in utility reimbursements at Wood Creek Apartments and Autumn Run Apartments.

Total expenses increased for the three months ended June 30, 2007 due to increases in operating and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the three months ended June 30, 2007. Total expenses increased for the six months ended June 30, 2007 due to increases in operating and interest expenses, partially offset by decreases in property tax and general and administrative expenses. Depreciation expense remained relatively constant for both periods.  Operating expense increased for both periods due to increases in payroll and related benefits at Wood Creek Apartments and Copper Mill Apartments, insurance premiums at three of the investment properties, and contract services at Wood Creek Apartments and Autumn Run Apartments.  Interest expense increased for both periods primarily due to an increase in interest expense on the mortgage encumbering Wood Creek Apartments as a result of the refinancing of the mortgage at a higher debt balance in July 2006, partially offset by a decrease in interest expense on the three remaining properties as a result of scheduled principal payments which reduced the carrying balance of the loans.  Property tax expense decreased for the six months ended June 30, 2007 due to a reduction in the tax rate at Wood Creek Apartments.

General and administrative expenses decreased for both the three and six months ended June 30, 2007 due to a decrease in professional fees associated with the administration of the Partnership.  Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $845,000, compared to approximately $1,016,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $14,750,000, from December 31, 2006, is due to approximately $15,063,000 and $936,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,249,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (10.25% at June 30, 2007). There were no advances made during the six months ended June 30, 2007 and 2006.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Cooper’s Pointe Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $70,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of fencing and balcony upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $242,000 of capital improvements at Copper Mill Apartments, consisting primarily of countertops and roof and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $384,000 of capital improvements at Autumn Run Apartments, consisting primarily of interior improvements, swimming pool upgrades, kitchen and bathroom improvements, HVAC upgrades, and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $302,000 of capital improvements at Wood Creek Apartments, consisting primarily of recreational facility improvements, fencing, lighting, furniture upgrades, and air conditioning and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $43,244,000 is amortized over varying periods with balloon payments of approximately $6,560,000 and $20,981,000 due in 2014 and 2016, respectively, and one mortgage which will be fully amortized upon its maturity in 2021. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Sale (1)	$13,558	$160.38	$2,910	$34.42
Refinancing (2)	1,072	12.68	--	--
	$14,630	$173.06	$2,910	$34.42

(1)

For 2007, proceeds from the July 2006 sale of Plantation Creek Apartments.  For 2006, proceeds from the December 2005 sale of Four Winds Apartments.

(2)

From the July 2006 refinancing proceeds of Wood Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CENTURY PROPERTIES GROWTH FUND XXII

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

 2.1

NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

 2.3

Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

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

10.25

Promissory note dated December 27, 2005 between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership and GE Capital Life Assurance Company of New York, a New York corporation, incorporated by reference to the Registrant’s Annual Report on Form 10KSB dated December 31, 2005 and filed March 31, 2006.

10.26

Guaranty dated December 27, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GE Capital Life Assurance of New York, a New York corporation for the benefit of GE Capital Life Assurance Company of New York, a New York corporation, incorporated by reference to the Registrant’s Annual Report on Form 10KSB dated December 31, 2005 and filed March 31, 2006.

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Growth Fund XXII (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.