Form 10QSB
period 2007-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2007-11-13
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 657
Receivables and deposits		539
Restricted escrows		36
Other assets		875
Investment properties:
Land	$ 5,000
Buildings and related personal property	57,563
	62,563
Less accumulated depreciation	(39,279)	23,284
		$ 25,391
Liabilities and Partners’ Deficit
Liabilities
Accounts payable		$ 346
Tenant security deposit liabilities		298
Accrued property taxes		621
Other liabilities		476
Mortgage notes payable (Note C)		50,524

Partners’ Deficit
General partner	$ (5,321)
Limited partners (82,848 units issued and
outstanding)	(21,553)	(26,874)
		$ 25,391

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:		(Restated)		(Restated)
Rental income	$ 2,464	$ 2,392	$ 7,354	$ 7,023
Other income	242	360	784	847
Total revenues	2,706	2,752	8,138	7,870

Expenses:
Operating	1,154	1,135	3,385	3,107
General and administrative	106	126	335	382
Depreciation	603	591	1,753	1,737
Interest	707	677	2,048	1,949
Property taxes	234	253	663	697
Loss on extinguishment of debt	--	58	--	58
Total expenses	2,804	2,840	8,184	7,930

Casualty gain (Note E)	216	--	216	--

Income (loss) from continuing
operations	118	(88)	170	(60)

Loss from discontinued operations
(Notes A and D)	--	(493)	--	(1,262)
Gain from sale of discontinued
operations (Notes A and D)	--	13,104	--	13,204
Net income	$ 118	$ 12,523	$ 170	$ 11,882

Net income allocated to general
partner	$ 14	$ 1,503	$ 20	$ 1,479
Net income allocated to limited
partners	104	11,020	150	10,403

	$ 118	$ 12,523	$ 170	$ 11,882

Per limited partnership unit:
Income (loss) from continuing
operations	$ 1.25	$ (0.92)	$ 1.81	$ (0.63)
Loss from discontinued operations	--	(5.25)	--	(13.43)
Gain from sale of discontinued
operations	--	139.19	--	139.63
	$ 1.25	$ 133.02	$ 1.81	$ 125.57
Distributions per limited partnership
unit	$ 80.19	$ 262.94	$ 253.25	$ 297.36

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$82,848	$ 82,848

Partners' deficit at
December 31, 2006	82,848	$(4,913)	$ (721)	$ (5,634)

Distributions to partners		(428)	(20,982)	(21,410)

Net income for the nine months
ended September 30, 2007	--	20	150	170

Partners' deficit at
September 30, 2007	82,848	$(5,321)	$(21,553)	$(26,874)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 170	$11,882
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,753	3,248
Bad debt	33	157
Amortization of loan costs	39	96
Casualty gain	(216)	--
Loss on extinguishment of debt	--	213
Gain on sale of investment property	--	(13,204)
Change in accounts:
Receivables and deposits	257	717
Other assets	(109)	77
Accounts payable	(156)	(281)
Tenant security deposit liabilities	63	9
Accrued property taxes	96	323
Other liabilities	(95)	98
Net cash provided by operating activities	1,835	3,335

Cash flows from investing activities:
Property improvements and replacements	(2,374)	(2,084)
Net (deposits to) withdrawals from restricted escrows	(36)	59
Insurance proceeds received	270	--
Net proceeds from sale of property	--	24,568
Net cash (used in) provided by investing activities	(2,140)	22,543

Cash flows from financing activities:
Repayment of advances from affiliate	(146)	--
Advances from affiliate	146	--
Principal payments on mortgage notes payable	(653)	(649)
Repayment of mortgage notes payable	--	(30,345)
Proceeds from mortgage notes payable	7,500	20,400
Loan costs paid	(70)	(299)
Distributions to partners	(21,410)	(25,127)
Net cash used in financing activities	(14,633)	(36,020)

Net decrease in cash and cash equivalents	(14,938)	(10,142)

Cash and cash equivalents at beginning of period	15,595	12,519
Cash and cash equivalents at end of period	$ 657	$ 2,377
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,977	$ 2,310
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 204	$ 86

Approximately $106,000 and $111,000 of property improvements and replacements included in accounts payable at December 31, 2006 and 2005, respectively, were included in property improvements and replacements for the nine months ended September 30, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner (the “General Partner”) of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2006 have been restated as of January 1, 2006 to reflect the operations of Promontory Point Apartments and Hampton Greens Apartments as loss from discontinued operations due to their respective sales on December 15, 2006 and December 28, 2006.  In addition, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the operations of Plantation Creek as loss from discontinued operations due to its sale on July 10, 2006.  Included in loss from discontinued operations for the three and nine months ended September 30, 2006 are revenues of approximately $931,000 and $4,274,000, respectively.  In addition, during the nine months ended September 30, 2006, the Partnership recognized a gain on sale of approximately $100,000 related to the December 2005 sale of Four Winds Apartments as a result of an adjustment to estimated closing cost accruals.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Partnership recorded a deferred tax liability of approximately $20,000, which is included in other liabilities on the accompanying consolidated balance sheet, and expense of approximately $20,000, which is included in operating expenses on the accompanying consolidated statement of operations for the nine months ended September 30, 2007.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $400,000 and $601,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $342,000 and $295,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $193,000 and $147,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such incentive was paid during the nine months ended September 30, 2007 or 2006 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (9.75% at September 30, 2007). During the nine months ended September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments. There were no advances made during the nine months ended September 30, 2006. The Partnership repaid the advance and accrued interest of less than $1,000 during the nine months ended September 30, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $286,000 and $404,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgage Financings

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date. The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.   If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender requires AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the nine months ended September 30, 2007 associated with the new loan were approximately $70,000.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Autumn Run Apartments.  The modification includes an interest rate of 7.02% per annum, monthly payments of principal and interest of approximately $73,000 beginning October 1, 2007 through the maturity date of October 1, 2021, at which time a balloon payment of approximately $8,365,000 is due.  The previous terms were an interest rate of 7.02%, monthly payments of principal and interest of approximately $102,000 through the maturity date of October 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,009,000 is due. Total capitalized loan costs were approximately $114,000. The Partnership recorded a loss on extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

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

Note D – Disposition of Investment Property

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,104,000 and a loss on extinguishment of debt of approximately $155,000 which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three and nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $293,000 and $913,000, respectively, including revenues of approximately $32,000 and $1,606,000, respectively.

Note E – Casualty Gain

During the three and nine months ended September 30, 2007, a casualty gain of approximately $216,000 was recognized at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $54,000 of undepreciated property improvements and replacements.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Cooper's Pointe Apartments	94%	95%
North Charleston, South Carolina
Copper Mill Apartments	98%	96%
Richmond, Virginia
Autumn Run Apartments	94%	95%
Naperville, Illinois
Wood Creek Apartments	94%	96%
Mesa, Arizona

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $118,000 and $170,000, respectively, compared to net income of approximately $12,523,000 and $11,882,000, respectively, for the corresponding periods in 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2006 have been restated as of January 1, 2006 to reflect the operations of Promontory Point Apartments and Hampton Greens Apartments as loss from discontinued operations due to their respective sales on December 15, 2006 and December 28, 2006. In addition, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the operations of Plantation Creek as loss from discontinued operations due to its sale in 2006.  Included in loss from discontinued operations for the three and nine months ended September 30, 2006 are revenues of approximately $931,000 and $4,274,000, respectively. In addition, during the nine months ended September 30, 2006, the Partnership recognized a gain on sale of approximately $100,000 related to the December 2005 sale of Four Winds Apartments as a result of an adjustment to estimated closing cost accruals.

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty. The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,104,000 and a loss on extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three and nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $293,000 and $913,000, respectively, including revenues of approximately $32,000 and $1,606,000, respectively.

Excluding the gain on sale and the loss from discontinued operations, the Partnership’s income from continuing operations for the three and nine months ended September 30, 2007 was approximately $118,000 and $170,000, respectively, compared to a loss from continuing operations of approximately $88,000 and $60,000, respectively, for the three and nine months ended September 30, 2006.   The increase in income from continuing operations for the three months ended September 30, 2007 is due to the recognition of a casualty gain in 2007 and a decrease in total expenses, partially offset by a decrease in total revenues.  The increase in income from continuing operations for the nine months ended September 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain in 2007, partially offset by an increase in total expenses.

Total revenues decreased for the three months ended September 30, 2007 primarily due to a decrease in other income, partially offset by an increase in rental income.  Total revenues increased for the nine months ended September 30, 2007 primarily due to an increase in rental income, partially offset by a decrease in other income. Other income decreased for both periods due to a decrease in interest income due to lower cash balances maintained in interest bearing accounts. Rental income increased for the nine months ended September 30, 2007 due to increases in the average rental rates at all four investment properties, partially offset by a decrease in occupancy at Wood Creek and Autumn Run Apartments. Rental income increased for the three months ended September 30, 2007 due to an increase in the average rental rate at all four investment properties and an increase in occupancy at Copper Mill Apartments, partially offset by a decrease in occupancy at Wood Creek, Cooper’s Pointe and Autumn Run Apartments.

During the three and nine months ended September 30, 2007, a casualty gain of approximately $216,000 was recognized at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $54,000 of undepreciated property improvements and replacements.

Total expenses decreased for the three months ended September 30, 2007 due to decreases in general and administrative and property tax expenses and loss on extinguishment of debt, partially offset by an increase in interest expense. Operating and depreciation expenses remained relatively constant for the three months ended September 30, 2007.  Total expenses increased for the nine months ended September 30, 2007 due to increases in operating and interest expenses, partially offset by decreases in general and administrative, property tax and loss on extinguishment of debt. Depreciation expense remained relatively constant for the nine months ended September 30, 2007. Operating expense increased for the nine months ended September 30, 2007 due to increases in property and insurance expenses and property management fees, partially offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related benefits predominantly at Copper Mill Apartments. Insurance expense increased as a result of an increase in insurance premiums at all four investment properties.  Property management fees increased at all four investment properties as a result of an increase in rental income on which such fee is based.  Maintenance expense decreased due to a decrease in contract services at all of the Partnership’s investment properties and a decrease in heating and air repairs at Wood Creek Apartments. Property tax expense decreased for both the three and nine months ended September 30, 2007 due to a reduction in the tax rate at Wood Creek Apartments and Cooper’s Point Apartments. Interest expense increased for both the three and nine months ended September 30, 2007 due to an increase in interest expense on the mortgage encumbering Wood Creek Apartments as a result of the refinancing of the mortgage at a higher debt balance in July 2006 and the addition of a second mortgage on Autumn Run Apartments in August 2007.

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments. The Partnership recorded a loss on extinguishment of debt of approximately $58,000 as a result of the write off of unamortized loan costs.

General and administrative expenses decreased for both the three and nine months ended September 30, 2007 due to a decrease in professional fees associated with the administration of the Partnership.  Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $657,000, compared to approximately $2,377,000 at September 30, 2006. The decrease in cash and cash equivalents of approximately $14,938,000, from December 31, 2006, is due to approximately $14,633,000 and $2,140,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,835,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of an advance received from an affiliate of the Managing General Partner and payment of loan costs, partially offset by an advance received from an affiliate of the Managing General Partner and proceeds received from the second mortgage encumbering Autumn Run Apartments. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (9.75% at September 30, 2007). During the nine months ended September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments. There were no advances made during the nine months ended September 30, 2006. The Partnership repaid the advance and accrued interest of less than $1,000 during the nine months ended September 30, 2007.

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

Cooper’s Pointe Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $107,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of air conditioning, fencing and balcony upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $814,000 of capital improvements at Copper Mill Apartments, consisting primarily of countertops, plumbing fixtures and roof and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $1,030,000 of capital improvements at Autumn Run Apartments, consisting primarily of kitchen and bath upgrades, furniture and fixtures, air conditioning upgrades, floor covering replacement and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $519,000 of capital improvements at Wood Creek Apartments, consisting primarily of countertops, fencing, air conditioning, appliance and floor covering replacements, recreational facility improvements and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date. The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.   If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the nine months ended September 30, 2007 associated with the new loan were approximately $70,000.

In connection with the second mortgage loan, the Registrant also agreed to certain modifications of the existing mortgage loan encumbering Autumn Run Apartments.  The modification includes an interest rate of 7.02% per annum, monthly payments of principal and interest of approximately $73,000 beginning October 1, 2007 through the maturity date of October 1, 2021, at which time a balloon payment of approximately $8,365,000 is due.  The previous terms were an interest rate of 7.02%, monthly payments of principal and interest of approximately $102,000 through the maturity date of October 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,009,000 is due. Total capitalized loan costs were approximately $114,000. The Partnership recorded a loss on extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $50,524,000 is amortized over varying periods with balloon payments of approximately $6,560,000, $20,981,000, $5,917,000 and $8,365,000 due in 2014, 2016, 2019,  and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Sale (1)	$17,527	$ 207.32	$16,048	$189.97
Refinancing (2)	3,883	45.93	9,079	107.39
	$21,410	$ 253.25	$25,127	$297.36

(1)

For 2007, proceeds from the July 2006 sale of Plantation Creek Apartments and the December 2006 sale of Promontory Point Apartments.  For 2006, proceeds from the sale of Four Winds Apartments in December 2005 and Plantation Creek Apartments in July 2006.

(2)

For 2007, from the July 2006 refinancing proceeds of Wood Creek Apartments. For 2006, proceeds from the refinance of Cooper’s Point and Copper Mill Apartments in December 2005.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,682.50 limited partnership units (the "Units") in the Partnership representing 66.00% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.38

Multifamily Note dated August 31, 2007 between Century Properties Growth Fund XXII, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10.39

Amended and Restated Multifamily Note dated August 31, 2007 between Century Properties Growth Fund XXII, a California limited partnership, a Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.