Form 10KSB
period 2007-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2008-03-28
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $10,908,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Wood Creek Apartments	5/84	Fee ownership subject to	Apartment
Mesa, Arizona		first mortgage (1)	432 units

Copper Mill Apartments	9/86	Fee ownership subject to	Apartment
Richmond, Virginia		first mortgage (1)	192 units

Cooper's Pointe Apartments	11/85	Fee ownership subject to	Apartment
Charleston, South Carolina		first mortgage (1)	192 units

Autumn Run Apartments	6/86	Fee ownership subject to	Apartment
Naperville, Illinois		first and second mortgages	320 units

(1)

Property is held by a limited partnership in which the Partnership owns a 100% interest.

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,070,000 and a loss on the early extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $902,000, including revenues of approximately $1,606,000.

On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party for net proceeds of approximately $12,228,000 after a deduction for immediate capital needs, after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,589,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $6,596,000 and a loss on the early extinguishment of debt of approximately $197,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $112,000, including revenues of approximately $1,664,000.

On December 28, 2006, the Partnership sold Hampton Greens Apartments to a third party for net proceeds of approximately $8,931,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,766,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $3,028,000 and a loss on the early extinguishment of debt of approximately $29,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $149,000, including revenues of approximately $1,827,000.

Also included in gain on sale of discontinued operations for the year ended December 31, 2006 is an additional gain of approximately $100,000 due to the reversal of certain accruals established during 2005, related to the sale of Four Winds Apartments during December 2005.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2007.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 20,709	$ 13,257	5-30 yrs	S/L	$ 3,840
Copper Mill
Apartments	12,672	7,155	5-30 yrs	S/L	4,631
Cooper's Pointe
Apartments	9,298	6,157	5-30 yrs	S/L	1,517
Autumn Run
Apartments	22,333	13,212	5-30 yrs	S/L	4,865
	$ 65,012	$ 39,781			$ 14,853

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments	$14,173	5.87%	30 yrs	08/2016	$12,190
Copper Mill Apartments	10,324	5.59%	30 yrs	01/2016	8,791
Cooper's Pointe
Apartments	7,521	5.52%	30 yrs	12/2014	6,560
Autumn Run Apartments
1st mortgage	10,869	7.02%	30 yrs	10/2021	8,365
2nd mortgage	7,477	5.93%	30 yrs	10/2019	5,917
Total	$50,364				$41,823

(1)

See "Item 7. Financial Statements - Note C – Mortgage Notes Payable" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)

Fixed rate mortgages.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date. The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.   If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the year ended December 31, 2007 associated with the new loan were approximately $84,000 and are included in other assets on the consolidated balance sheet.

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

On January 31, 2006, the Partnership refinanced the mortgage encumbering Plantation Creek Apartments. The refinancing replaced the existing mortgage of approximately $13,952,000 with a new mortgage in the amount of $6,000,000. The existing mortgage debt was repaid with the proceeds from the new mortgage loan and cash reserves of the Partnership. The new loan matured in February 2008, had a variable rate mortgage with interest equal to the average of the one-month LIBOR plus 200 basis points and required monthly interest only payments. Total capitalized loan costs were approximately $106,000. The new loan was repaid with the proceeds from the sale of Plantation Creek Apartments on July 10, 2006 (See “Item 7. Financial Statements - Note G – Disposition of Investment Properties”).

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage in the amount of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,190,000 is due. Total capitalized loan costs were approximately $121,000 and are included in other assets on the consolidated balance sheet. The Partnership recorded a loss on the early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Wood Creek Apartments (1)	$ 8,197	$ 7,808	93%	96%
Copper Mill Apartments	10,213	9,737	98%	96%
Cooper's Pointe Apartments	8,721	8,441	95%	95%
Autumn Run Apartments	10,154	9,540	95%	96%

(1)

The Managing General Partner attributes the decrease in occupancy at Wood Creek Apartments to increased home purchases and unfavorable market conditions in the area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were:

	2007	2007
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$141	0.75%
Copper Mill Apartments	157	0.87%
Cooper's Pointe Apartments	127	1.53%
Autumn Run Apartments (1)	401	6.22%

(1)

Tax billings are for the fiscal year ended December 31, 2006 and paid during 2007.

Capital Expenditures

Wood Creek Apartments

During the year ended December 31, 2007 the Partnership completed approximately $1,026,000 in capital expenditures at Wood Creek Apartments consisting primarily of fencing, kitchen and bath upgrades, recreational facility improvements, plumbing fixtures, major landscaping, air conditioning, countertops and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the year ended December 31, 2007 the Partnership completed approximately $1,420,000 in capital expenditures at Copper Mill Apartments consisting primarily of major landscaping, kitchen and bath upgrades, plumbing fixtures and roof and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pointe Apartments

During the year ended December 31, 2007 the Partnership completed approximately $336,000 in capital expenditures at Cooper's Pointe Apartments consisting primarily of insulation and siding upgrades, fencing, plumbing fixtures, parking lot resurfacing, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Autumn Run Apartments

During the year ended December 31, 2007 the Partnership completed approximately $2,387,000 in capital expenditures at Autumn Run Apartments consisting primarily of kitchen, bath and air conditioning upgrades, exterior painting, roof, window and floor covering replacement and casualty repairs. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from property operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,464 holders of record owning an aggregate of 82,848 Units at December 31, 2007. Affiliates of the Managing General Partner owned 54,702.50 Units or 66.03% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Sale (1)	$ 17,527	$ 207.32	$17,648	$208.89
Refinancing (2)	3,883	45.93	9,079	107.40
	$ 21,410	$ 253.25	$26,727	$316.29

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

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners during 2008 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2007 and 2006 was approximately $24,000 and $21,241,000, respectively. The decrease in net income for the year ended December 31, 2007 is primarily due to the recognition in 2006 of the gain on sales of Plantation Creek Apartments, Promonotory Point Apartments and Hampton Greens Apartments, partially offset by an increase in income from continuing operations and a decrease in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the year ended December 31, 2006 reflects the operations of Plantation Creek Apartments, Promontory Point Apartments and Hampton Green Apartments as loss from discontinued operations due to the sale of the properties during 2006.

On July 10, 2006, the Partnership sold Plantation Creek Apartments to a third party for a gross sale price of approximately $25,000,000.  The net proceeds realized by the Partnership were approximately $24,568,000 after payment of closing costs and a prepayment penalty.  The Partnership used $6,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $13,070,000 and a loss on the early extinguishment of debt of approximately $155,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $902,000, including revenues of approximately $1,606,000.

On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party for net proceeds of approximately $12,228,000 after a deduction for immediate capital needs, after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,589,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $6,596,000 and a loss on the early extinguishment of debt of approximately $197,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $112,000, including revenues of approximately $1,664,000.

On December 28, 2006, the Partnership sold Hampton Greens Apartments to a third party for net proceeds of approximately $8,931,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,766,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $3,028,000 and a loss on the early extinguishment of debt of approximately $29,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $149,000, including revenues of approximately $1,827,000.

Also included in gain on sale of discontinued operations for the year ended December 31, 2006 is an additional gain of approximately $100,000 due to the reversal of certain accruals established during 2005, related to the sale of Four Winds Apartments during December 2005.

Excluding the gain on sales and loss from discontinued operations, the Partnership’s income from continuing operations for the year ended December 31, 2007 was approximately $24,000, compared to a loss from continuing operations of approximately $9,000 for the year ended December 31, 2006.  The increase in income from continuing operations for the year ended December 31, 2007 is due to the recognition of a casualty gain in 2007 and an increase in total revenues, partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate at all four investment properties and an increase in occupancy at Copper Mill Apartments, partially offset by decreases in occupancy at Wood Creek Apartments and Autumn Run Apartments.  Other income decreased primarily due to a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

During the year ended December 31, 2007, a casualty gain of approximately $142,000 was recognized at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements.

Total expenses increased for the year ended December 31, 2007 due to increases in operating, depreciation and interest expenses, partially offset by decreases in general and administrative expense and loss on extinguishment of debt. Property tax expense remained constant for the comparable periods.  Operating expense increased due to increases in property and insurance expenses and property management fees, partially offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related benefits, predominantly at Copper Mill Apartments.  Insurance expense increased as a result of an increase in insurance premiums at all four investment properties. Property management fees increased at all four investment properties as a result of an increase in rental income on which such fee is based. Maintenance expense decreased due to a decrease in contract services at all four investment properties, primarily at Wood Creek Apartments and Autumn Run Apartments and an increase in capitalized payroll costs at Wood Creek Apartments, Copper Mill Apartments and Autumn Run Apartments. Depreciation expense increased at three investment properties due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated, partially offset by a decrease in depreciation expense at Wood Creek Apartments due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2007. Interest expense increased due to an increase in interest expense on the mortgage encumbering Wood Creek Apartments as a result of the refinancing of the mortgage at a higher debt balance in July 2006 and the addition of a second mortgage on Autumn Run Apartments in August 2007.  The decrease in loss on extinguishment of debt is a result of the write off of unamortized loan costs associated with Wood Creek Apartments in connection with its refinancing during July 2006.

General and administrative expense decreased for the year ended December 31, 2007 due to a decrease in professional fees associated with the administration of the Partnership and a decrease in costs associated with the annual audit required by the Partnership Agreement as a result of the sale of three properties during 2006. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $250,000, compared to approximately $15,595,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $15,345,000 is due to approximately $13,844,000 and $4,185,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,684,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of advances received from an affiliate of the Managing General Partner and payment of loan costs, partially offset by the receipt of advances from an affiliate of the Managing General Partner and proceeds received from the second mortgage encumbering Autumn Run Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2007, AIMCO Properties, L.P. agreed to advance funds in excess of this credit line. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2007). During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments and approximately $963,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties. There were no advances made during the year ended December 31, 2006. The Partnership repaid the advance of $146,000 and accrued interest of less than $1,000 during the year ended December 31, 2007. Interest expense for the year ended December 31, 2007 was approximately $5,000.  At December 31, 2007, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $968,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $642,000 to the Partnership to fund operating expenses at all of the Partnership’s investment properties.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date. The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the year ended December 31, 2007 associated with the new loan were approximately $84,000 and are included in other assets on the consolidated balance sheet.

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

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,190,000 is due. Total capitalized loan costs were approximately $121,000 and are included in other assets on the consolidated balance sheet. The Partnership recorded a loss on extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from property operations, Partnership reserves or advances from AIMCO Properties, L.P.,  although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and advances from affiliates) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $50,364,000 is amortized over varying periods with balloon payments of approximately $6,560,000, $20,981,000, $5,917,000 and $8,365,000 due in 2014, 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Sale proceeds (1)	$ 17,257	$ 207.32	$ 17,648	$ 208.89
Refinancing (2)	3,883	45.93	9,079	107.40
	$ 21,410	$ 253.25	$ 26,727	$ 316.29

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

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII

We have audited the accompanying consolidated balance sheet of Century Properties Growth Fund XXII as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 250
Receivables and deposits		564
Other assets		776
Investment properties (Notes A, C, D and G):
Land	$ 5,000
Buildings and related personal property	60,012
	65,012
Less accumulated depreciation	(39,781)	25,231
		$ 26,821
Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 1,007
Tenant security deposit liabilities		307
Accrued property taxes		652
Other liabilities		543
Due to affiliates (Note B)		968
Mortgage notes payable (Note C)		50,364

Partners' Deficit
General partner	$ (5,339)
Limited partners (82,848 units issued and
outstanding)	(21,681)	(27,020)
		$ 26,821

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 9,837	$ 9,459
Other income	1,071	1,121
Total revenues	10,908	10,580

Expenses:
Operating	4,473	4,226
General and administrative	452	512
Depreciation	2,431	2,335
Interest	2,825	2,613
Property taxes	845	845
Loss on early extinguishment of debt (Note C)	--	58
Total expenses	11,026	10,589

Casualty gain (Note F)	142	--

Income (loss) from continuing operations	24	(9)

Loss from discontinued operations (Notes A and G)	--	(1,544)
Gain on sale of discontinued operations (Note G)	--	22,794
Net income (Note E)	$ 24	$21,241

Net income allocated to general partner	$ 2	$ 3,013
Net income allocated to limited partners	22	18,228
	$ 24	$21,241
Net income (loss) per limited partnership unit:
Loss from continuing operations	$ 0.27	$ (0.09)
Loss from discontinued operations	--	(16.44)
Gain on sale of discontinued operations	--	236.55
	$ 0.27	$220.02

Distributions per limited partnership unit	$253.25	$316.29

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' (deficiency) capital at
December 31, 2005	82,848	$(7,403)	$ 7,255	$ (148)

Distributions to partners		(523)	(26,204)	(26,727)

Net income for the year ended
December 31, 2006	--	3,013	18,228	21,241

Partners' deficit
at December 31, 2006	82,848	(4,913)	(721)	(5,634)

Distributions to partners		(428)	(20,982)	(21,410)

Net income for the year ended
December 31, 2007	--	2	22	24

Partners' deficit at
December 31, 2007	82,848	$(5,339)	$(21,681)	$(27,020)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 24	$ 21,241
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,429	4,074
Bad debt	53	181
Amortization of loan costs	53	120
Gain on sale of investment properties	--	(22,794)
Casualty gain	(142)	--
Loss on early extinguishment of debt	--	439
Change in accounts:
Receivables and deposits	212	675
Other assets	(10)	311
Accounts payable	(111)	(289)
Tenant security deposit liabilities	72	(37)
Accrued property taxes	127	(96)
Other liabilities	(28)	71
Due to affiliates	5	--
Net cash provided by operating activities	2,684	3,896

Cash flows from investing activities:
Property improvements and replacements	(4,455)	(2,597)
Net withdrawals from restricted escrows	--	265
Insurance proceeds received	270	--
Net proceeds from sale of properties	--	45,727
Net cash (used in) provided by investing activities	(4,185)	43,395

Cash flows from financing activities:
Repayment of advances from affiliate	(146)	--
Advances from affiliate	1,109	--
Principal payments on mortgage notes payable	(813)	(882)
Repayments on mortgage notes payable	--	(36,700)
Proceeds from mortgage notes payable	7,500	20,400
Loan costs paid	(84)	(306)
Distributions to partners	(21,410)	(26,727)
Net cash used in financing activities	(13,844)	(44,215)

Net (decrease) increase in cash and cash equivalents	(15,345)	3,076
Cash and cash equivalents at beginning of year	15,595	12,519
Cash and cash equivalents at end of year	$ 250	$ 15,595
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,738	$ 3,062
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 820	$ 106

Included in accounts payable at December 31, 2005 were approximately $111,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the accompanying consolidated statement of operations for the year ended December 31, 2006 reflects the operations of Plantation Creek Apartments, Promontory Point Apartments and Hampton Greens Apartments as loss from discontinued operations due to their sales in 2006 (see Note G).  Included in loss from discontinued operations for the year ended December 31, 2006 are revenues of approximately $5,097,000.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., Plantation Creek CPGF 22, L.P., Cooper's Point CPGF 22, L.P., Hampton Greens CPGF 22, L.P., Century Stoney Greens, L.P. and Copper Mill CPGF 22, L.P. The Partnership owns a 100% interest in each of these partnerships.  The Partnership has the ability to control the major operating and financial policies of these partnerships.  All interpartnership transactions have been eliminated.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $92,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $703,000, less accumulated amortization of approximately $144,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $53,000 and $120,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $58,000 in each of the years 2008 to 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.   The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2007 and 2006.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $170,000 and $265,000 for the years ended December 31, 2007 and 2006, respectively, are included in operating expenses and loss from discontinued operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Partnership recorded a deferred tax liability of approximately $20,000, which is included in other liabilities on the accompanying consolidated balance sheet, and expense of approximately $20,000, which is included in operating expenses on the accompanying consolidated statement of operations for the year ended December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $534,000 and $781,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $695,000 and $413,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $491,000 and $215,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2007 and 2006 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2007, AIMCO Properties, L.P. agreed to advance funds in excess of this credit line. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2007). During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments and approximately $963,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties. There were no advances made during the year ended December 31, 2006. The Partnership repaid the advance of $146,000 and accrued interest of less than $1,000 during the year ended December 31, 2007. Interest expense for the year ended December 31, 2007 was approximately $5,000.  At December 31, 2007, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $968,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $642,000 to the Partnership to fund operating expenses at all of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $404,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Wood Creek Apartments	$14,173	$ 85	5.87%	08/2016	$12,190
Copper Mill Apartments	10,324	61	5.59%	01/2016	8,791
Cooper's Pointe Apartments	7,521	44	5.52%	12/2014	6,560
Autumn Run Apartments
1st mortgage	10,869	73	7.02%	10/2021	8,365
2nd mortgage	7,477	45	5.93%	10/2019	5,917
Total	$50,364	$308			$41,823

(1)

Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date. The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the year ended December 31, 2007 associated with the new loan were approximately $84,000 and are included in other assets on the consolidated balance sheet.

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

On July 26, 2006, the Partnership refinanced the mortgage encumbering Wood Creek Apartments.  The refinancing replaced the previous mortgage indebtedness of approximately $10,393,000 with a new mortgage in the amount of $14,400,000. The mortgage was refinanced at a fixed rate of 5.87% compared to the prior variable interest rate. The new mortgage loan requires monthly payments of principal and interest beginning on September 1, 2006.  The mortgage matures on August 1, 2016, at which time a balloon payment of approximately $12,190,000 is due. Total capitalized loan costs were approximately $121,000 and are included in other assets on the consolidated balance sheet. The Partnership recorded a loss on early extinguishment of debt of approximately $58,000 as result of the write off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 650
2009	702
2010	745
2011	791
2012	837
Thereafter	46,639
$50,364

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$14,173	$ 2,130	$ 13,440	$ 5,139
Copper Mill Apartments	10,324	933	8,061	3,678
Cooper's Pointe Apartments	7,521	513	6,696	2,089
Autumn Run Apartments	18,346	1,462	14,957	5,914
Total	$50,364	$ 5,038	$ 43,154	$16,820

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life-Years
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 18,593	$ 20,709	$13,257	1985	5-30
Copper Mill Apartments	929	11,743	12,672	7,155	1987	5-30
Cooper's Pointe
Apartments	510	8,788	9,298	6,157	1986	5-30
Autumn Run Apartments	1,445	20,888	22,333	13,212	1987	5-30
Total	$ 5,000	$ 60,012	$ 65,012	$39,781

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$ 60,274	$117,035
Property improvements and replacements	5,169	2,592
Disposal of property	(431)	(59,353)
Balance at end of year	$ 65,012	$ 60,274

Accumulated Depreciation
Balance at beginning of year	$ 37,655	$ 69,874
Additions charged to expense	2,431	4,074
Disposal of property	(305)	(36,293)
Balance at end of year	$ 39,781	$ 37,655

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2007 and 2006, is approximately $62,771,000 and $58,234,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2007 and 2006, is approximately $47,918,000 and $46,486,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2007	2006

Net income as reported	$ 24	$21,241
Add (deduct):
Depreciation differences	999	2,241
Change in prepaid rent	(13)	(7)
Gain on sale of properties	--	11,151
Casualty gain	(142)	--
Other	(133)	(276)

Federal taxable income	$ 735	$34,350
Federal taxable income per limited
partnership unit	$ 33.31	$355.80

For 2007 and 2006, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rate share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2007
Net liabilities as reported	$(27,020)
Land and buildings	(2,241)
Accumulated depreciation	(8,137)
Syndication	12,427
Other	568
Net liabilities - Federal tax basis	$(24,403)

Note F – Casualty Gain

During the year ended December 31, 2007, a casualty gain of approximately $142,000 was recognized at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements.

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

Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $902,000, including revenues of approximately $1,606,000.

On December 15, 2006, the Partnership sold Promontory Point Apartments to a third party for net proceeds of approximately $12,228,000 after a deduction for immediate capital needs, after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,589,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $6,596,000 and a loss on the early extinguishment of debt of approximately $197,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $112,000, including revenues of approximately $1,664,000.

On December 28, 2006, the Partnership sold Hampton Greens Apartments to a third party for net proceeds of approximately $8,931,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,766,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $3,028,000 and a loss on the early extinguishment of debt of approximately $29,000, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $149,000, including revenues of approximately $1,827,000.

Also included in gain on sale of discontinued operations for the year ended December 31, 2006 is an additional gain of approximately $100,000 due to the reversal of certain accruals established during 2005, related to the sale of Four Winds Apartments during December 2005.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation. Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust ("Prentiss"), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

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

Item 10.

Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	17,341.5	20.93%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.59%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,902.0	38.51%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $534,000 and $781,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $695,000 and $413,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $491,000 and $215,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2007 and 2006 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2007, AIMCO Properties, L.P. agreed to advance funds in excess of this credit line. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (9.25% at December 31, 2007). During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments and approximately $963,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties. There were no advances made during the year ended December 31, 2006. The Partnership repaid the advance of $146,000 and accrued interest of less than $1,000 during the year ended December 31, 2007. Interest expense for the year ended December 31, 2007 was approximately $5,000.  At December 31, 2007, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $968,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $642,000 to the Partnership to fund operating expenses at all of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $404,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $73,000 and $78,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $31,000 for 2007 and 2006, respectively.

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

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2008
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