Form 10-Q
period 2008-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2008-05-15
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 5,924	$ 250
Receivables and deposits	1,149	564
Other assets	981	776
Investment properties:
Land	5,000	5,000
Buildings and related personal property	60,811	60,012
	65,811	65,012
Less accumulated depreciation	(40,475)	(39,781)
	25,336	25,231
	$ 33,390	$ 26,821

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 676	$ 1,007
Tenant security deposit liabilities	340	307
Accrued property taxes	685	652
Other liabilities	499	543
Due to affiliates (Note B)	1,808	968
Mortgage notes payable (Note C)	55,972	50,364
	59,980	53,841

Partners' Deficit
General partner	(5,288)	(5,339)
Limited partners (82,848 units issued and
outstanding)	(21,302)	(21,681)
	(26,590)	(27,020)
	$ 33,390	$ 26,821

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 2,514	$ 2,433
Other income	242	283
Total revenues	2,756	2,716

Expenses:
Operating	1,038	1,157
General and administrative	103	115
Depreciation	694	573
Interest	810	671
Property taxes	230	233
Total expenses	2,875	2,749

Casualty gain (Note D)	549	--

Net income (loss)	$ 430	$ (33)

Net income (loss) allocated to general partner	$ 51	$ (4)
Net income (loss) allocated to limited partners	379	(29)

	$ 430	$ (33)

Net income (loss) per limited partnership unit	$ 4.57	$ (0.35)

Distributions per limited partnership unit	$ --	$161.24

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2007	82,848	$(5,339)	$(21,681)	$(27,020)

Net income for the three months
ended March 31, 2008	--	51	379	430

Partners' deficit
at March 31, 2008	82,848	$(5,288)	$(21,302)	$(26,590)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 430	$ (33)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	694	573
Bad debt	2	19
Amortization of loan costs	18	13
Casualty gain	(549)	--
Change in accounts:
Receivables and deposits	(38)	294
Other assets	(156)	(204)
Accounts payable	232	(69)
Tenant security deposit liabilities	33	20
Accrued property taxes	33	233
Other liabilities	(44)	(39)
Due to affiliates	83	--
Net cash provided by operating
activities	738	807
Cash flows used in investing activities:
Property improvements and replacements	(1,362)	(455)

Cash flows from financing activities:
Distributions to partners	--	(13,630)
Principal payments on mortgage notes payable	(162)	(217)
Loan costs paid	(67)	--
Advances from affiliates	757	--
Proceeds from mortgage note payable	5,770	--
Net cash provided by (used in) financing
activities	6,298	(13,847)

Net increase (decrease) in cash and cash equivalents	5,674	(13,495)
Cash and cash equivalents at beginning of period	250	15,595
Cash and cash equivalents at end of period	$ 5,924	$ 2,100
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 760	$ 658
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 257	$ 81
Insurance proceeds held on deposit with mortgage lender	$ 549	$ --

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $820,000 and $106,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $134,000 and $132,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $230,000 and $92,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $179,000 and $42,000, respectively.  At March 31, 2008, approximately $52,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.  At December 31, 2007, there were no reimbursements due to the Managing General Partner.  Subsequent to March 31, 2008, the Partnership repaid these reimbursements with the second mortgage proceeds of Wood Creek Apartments.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the three months ended March 31, 2008 or 2007 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (7.25% at March 31, 2008).  Prior to 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $963,000 to cover the operating expenses and capital improvements at all of the Partnership’s investment properties.  During the three months ended March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties.  There were no advances made during the three months ended March 31, 2007.  Interest expense amounted to approximately $32,000 for the three months ended March 31, 2008.  There was no interest expense for the three months ended March 31, 2007.  Total advances and accrued interest due to AIMCO Properties, L.P. at March 31, 2008 and December 31, 2007 was approximately $1,756,000 and $968,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, the Partnership repaid the outstanding advances and associated accrued interest with the second mortgage proceeds of Wood Creek Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $135,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments.  The Partnership received net proceeds of approximately $5,753,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $67,000 and are included in other assets on the accompanying consolidated balance sheets.

Note D – Casualty Gain

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the three months ended March 31, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds, which were held on deposit in a restricted escrow with the mortgage lender at March 31, 2008.

Note E – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Note F – Subsequent Event

Subsequent to March 31, 2008, the Partnership distributed approximately $3,170,000 to the partners (approximately $3,107,000 to the limited partners or $37.50 per limited partnership unit) from the second mortgage proceeds of Wood Creek Apartments.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Cooper's Pointe Apartments (1)	94%	97%
North Charleston, South Carolina
Copper Mill Apartments	99%	98%
Richmond, Virginia
Autumn Run Apartments	97%	96%
Naperville, Illinois
Wood Creek Apartments	93%	95%
Mesa, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at Cooper’s Point Apartments to a large military deployment in the area.

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

Results of Operations

The Partnership recognized net income of approximately $430,000 for the three months ended March 31, 2008, compared to net loss of approximately $33,000 for the three months ended March 31, 2007.  The increase in net income is due to an increase in total revenues and the recognition of a casualty gain in 2008, partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2008, due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to increases in occupancy at Copper Mill Apartments and Autumn Run Apartments and increases in the average rental rates at three of the Partnership’s investment properties, partially offset by a decrease in occupancy at Cooper’s Pointe Apartments and Wood Creek Apartments.  Other income decreased due to a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the three months ended March 31, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds, which were held on deposit in a restricted escrow with the mortgage lender at March 31, 2008.

Total expenses increased due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses.  Property tax expense remained relatively constant for the comparable periods. Depreciation expense increased at three investment properties due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to a higher debt balance as a result of the addition of a second mortgage on Autumn Run Apartments in August 2007 and due to an increase in interest on advances from an affiliate of the Managing General Partner.  Operating expense decreased due to decreases in payroll and related benefits at Copper Mill Apartments and Autumn Run Apartments and decreases in contract services at Autumn Run Apartments and an increase in capitalized payroll at Wood Creek Apartments, partially offset by minor casualty expenses incurred at Wood Creek Apartments and Cooper’s Pointe Apartments.

The decrease in general and administrative expenses is primarily due to a decrease in audit and tax fees.  Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $5,924,000, compared to approximately $2,100,000 at March 31, 2007.  Cash and cash equivalents increased approximately $5,674,000, from December 31, 2007, due to approximately $6,298,000 and $738,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,362,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds received from the second mortgage encumbering Wood Creek Apartments and advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and will accrue interest at the prime rate plus 2% per annum (7.25% at March 31, 2008). Prior to 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $963,000 to cover the operating expenses and capital improvements at all of the Partnership’s investment properties.  During the three months ended March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties.  There were no advances made during the three months ended March 31, 2007.  Interest expense amounted to approximately $32,000 for the three months ended March 31, 2008.  There was no interest expense for the three months ended March 31, 2007.  Total advances and accrued interest due to AIMCO Properties, L.P. at March 31, 2008 and December 31, 2007 was approximately $1,756,000 and $968,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, the Partnership repaid the advances and associated accrued interest of approximately $1,756,000 with the second mortgage proceeds of Wood Creek Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements are directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's properties are detailed below.

Cooper’s Pointe Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $213,000 of capital improvements at Cooper’s Pointe Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $27,000 of capital improvements at Copper Mill Apartments, consisting primarily of plumbing fixtures, major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $235,000 of capital improvements at Autumn Run Apartments, consisting primarily of casualty repairs and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $324,000 of capital improvements at Wood Creek Apartments, consisting primarily of major landscaping, cabinets, countertops, kitchen and bath upgrades, plumbing fixtures, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from property operations, Partnership reserves or advances from AIMCO Properties, L.P. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and advances from affiliates) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments.  The Partnership received net proceeds of approximately $5,753,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $55,972,000 is amortized over varying periods with balloon payments of approximately $6,560,000, $26,030,000, $5,917,000 and $8,365,000 due in 2014, 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2008 and 2007 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2008	Unit	March 31, 2007	Unit

Sale proceeds (1)	$ --	$ --	$13,558	$160.38
Refinancing proceeds(2)	--	--	72	0.86
	$ --	$ --	$13,630	$161.24

(1)

Proceeds from the sale of Plantation Creek Apartments in July 2006.

(2)

From the refinancing proceeds of Wood Creek Apartments in July 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to March 31, 2008, the Partnership distributed approximately $3,170,000 to the partners (approximately $3,107,000 to the limited partners or $37.50 per limited partnership unit) from the second mortgage proceeds of Wood Creek Apartments.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 15, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2008	By: /s/Stephen B. Waters
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

10.38

Multifamily Note dated August 31, 2007 between Century Properties Growth Fund XXII, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10.39

Amended and Restated Multifamily Note dated August 31, 2007 between Century Properties Growth Fund XXII, a California limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10.40

Multifamily Note between Wood Creek CPGF 22, L.P., a Delaware limited partnership, and Capmark Bank dated March 31, 2008 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.41

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Wood Creek CPGF 22, L.P., a Delaware limited partnership and Capmark Bank dated March 31, 2008 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

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