Form 10-Q
period 2008-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2008-08-14
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 955	$ 250
Receivables and deposits	600	564
Other assets	872	776
Investment properties:
Land	5,000	5,000
Buildings and related personal property	61,981	60,012
	66,981	65,012
Less accumulated depreciation	(41,214)	(39,781)
	25,767	25,231
	$ 28,194	$ 26,821

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 824	$ 1,007
Tenant security deposit liabilities	344	307
Accrued property taxes	586	652
Other liabilities	518	543
Due to affiliates (Note B)	--	968
Mortgage notes payable (Note C)	55,798	50,364
	58,070	53,841

Partners' Deficit
General partner	(5,365)	(5,339)
Limited partners (82,848 units issued and
outstanding)	(24,511)	(21,681)
	(29,876)	(27,020)
	$ 28,194	$ 26,821

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 2,603	$ 2,457	$ 5,117	$ 4,890
Other income	241	259	483	542
Total revenues	2,844	2,716	5,600	5,432

Expenses:
Operating	1,055	1,074	2,093	2,231
General and administrative	118	114	221	229
Depreciation	739	577	1,433	1,150
Interest	858	670	1,668	1,341
Property taxes	190	196	420	429
Total expenses	2,960	2,631	5,835	5,380

Casualty gain (Note D)	--	--	549	--

Net (loss) income	$ (116)	$ 85	$ 314	$ 52

Net (loss) income allocated to general
partner	$ (14)	$ 10	$ 37	$ 6
Net (loss) income allocated to limited
partners	(102)	75	277	46
	$ (116)	$ 85	$ 314	$ 52

(Loss) income per limited partnership
unit	$ (1.23)	$ 0.91	$ 3.34	$ 0.56
Distributions per limited partnership
unit	$ 37.50	$ 11.82	$ 37.50	$ 173.06

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2007	82,848	$(5,339)	$(21,681)	$(27,020)

Distribution to partners	--	(63)	(3,107)	(3,170)

Net income for the six months
ended June 30, 2008	--	37	277	314

Partners' deficit
at June 30, 2008	82,848	$(5,365)	$(24,511)	$(29,876)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 314	$ 52
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	1,433	1,150
Amortization of loan costs	37	25
Casualty gain	(549)	--
Change in accounts:
Receivables and deposits	(36)	325
Other assets	(56)	(192)
Accounts payable	(27)	(142)
Tenant security deposit liabilities	37	38
Accrued property taxes	(66)	64
Other liabilities	(25)	(71)
Due to affiliates	(5)	--
Net cash provided by operating activities	1,057	1,249

Cash flows from investing activities:
Property improvements and replacements	(2,125)	(936)
Insurance proceeds received	549	--
Net cash used in investing activities	(1,576)	(936)

Cash flows from financing activities:
Distributions to partners	(3,170)	(14,630)
Principal payments on mortgage notes payable	(336)	(433)
Loan costs paid	(77)	--
Repayment of advances from affiliates	(1,720)	--
Advances from affiliates	757	--
Proceeds from mortgage notes payable	5,770	--
Net cash provided by (used in) financing activities	1,224	(15,063)

Net increase (decrease) in cash and cash equivalents	705	(14,750)

Cash and cash equivalents at beginning of period	250	15,595
Cash and cash equivalents at end of period	$ 955	$ 845

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,611	$ 1,317
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 664	$ 168

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $820,000 and $106,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $272,000 and $263,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $348,000 and $171,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $242,000 and $71,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was earned or paid during the six months ended June 30, 2008 or 2007 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum.  Prior to 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $963,000 to cover the operating expenses and capital improvements at all of the Partnership’s investment properties.  During the six months ended June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties.  There were no advances made during the six months ended June 30, 2007.  Interest expense amounted to approximately $32,000 for the six months ended June 30, 2008.  There was no interest expense for the six months ended June 30, 2007. The entire advance balance and associated accrued interest was repaid during the six months ended June 30, 2008. Total advances and accrued interest due to AIMCO Properties, L.P. at December 31, 2007 was approximately $968,000 and is included in due to affiliates on the accompanying consolidated balance sheets.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $130,000 to fund capital improvements at Cooper’s Pointe Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $135,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $77,000 and are included in other assets on the accompanying consolidated balance sheets.

Note D – Casualty Gain

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Cooper's Pointe Apartments	96%	94%
North Charleston, South Carolina
Copper Mill Apartments	97%	98%
Richmond, Virginia
Autumn Run Apartments	97%	96%
Naperville, Illinois
Wood Creek Apartments	95%	94%
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

Results of Operations

The Partnership recognized a net loss of approximately $116,000 for the three months ended June 30, 2008, compared to net income of approximately $85,000 for the three months ended June 30, 2007.  The Partnership recognized net income of approximately $314,000 for the six months ended June 30, 2008, compared to net income of approximately $52,000 for the six months ended June 30, 2007.  The decrease in income for the three months ended June 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in income for the six months ended June 30, 2008 is due to an increase in total revenues and the recognition of a casualty gain during the first quarter of 2008, partially offset by an increase in total expenses.

Total expenses increased for the three months ended June 30, 2008 due to increases in depreciation and interest expenses.  Operating, general and administrative and property tax expenses remained relatively constant for the three months ended June 30, 2008.  Total expenses increased for the six months ended June 30, 2008 due to increases in depreciation and interest expenses, partially offset by a decrease in operating expense. General and administrative and property tax expenses remained relatively constant for the six months ended June 30, 2008. Deprecation expense increased for both periods due to property improvements and replacements placed into service at three of the Partnership’s investment properties during the past twelve months, which are now being depreciated.  Interest expense increased for both periods due to higher debt balances as a result of the addition of a second mortgage on Autumn Run Apartments in August 2007 and the addition of a second mortgage on Wood Creek Apartments in March 2008 and an increase in interest on advances from an affiliate of the Managing General Partner. The decrease in operating expenses for the six months ended June 30, 2008 is primarily due to decreases in payroll related benefits at Copper Mill Apartments, decreases in contract services at Autumn Run Apartments and an increase in capitalized payroll at Wood Creek Apartments, partially offset by minor casualty expenses incurred at Copper Mill Apartments and Cooper’s Pointe Apartments.

Included in general and administrative costs for the three and six months ended June 30, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and six months ended June 30, 2008 due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both the three and six months ended June 30, 2008 is due to an increase in occupancy at Wood Creek Apartments, Cooper’s Pointe Apartments and Autumn Run Apartments and an increase in the average rental rate at three of the Partnership’s investment properties. The decrease in other income for both the three and six months ended June 30, 2008 is due to decreases in lease cancellation fees at Autumn Run Apartments and interest income due to lower average cash balances.

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007. The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $955,000, compared to approximately $845,000 at June 30, 2007.  Cash and cash equivalents increased approximately $705,000, from December 31, 2007, due to approximately $1,224,000 and $1,057,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,576,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds received from the second mortgage encumbering Wood Creek Apartments and advances received from an affiliate of the Managing General Partner, partially offset by distributions to partners, repayment of advances from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum.  Prior to 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $963,000 to cover the operating expenses and capital improvements at all of the Partnership’s investment properties.  During the six months ended June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties.  There were no advances made during the six months ended June 30, 2007.  Interest expense amounted to approximately $32,000 for the six months ended June 30, 2008.  There was no interest expense for the six months ended June 30, 2007. The entire advance balance and associated accrued interest was repaid during the six months ended June 30, 2008. Total advances and accrued interest due to AIMCO Properties, L.P. at December 31, 2007 was approximately $968,000, and is included in due to affiliates on the consolidated balance sheets included in “Item 1. Financial Statements”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $130,000 to fund capital improvements at Cooper’s Pointe Apartments.

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

Cooper’s Pointe Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $899,000 of capital improvements at Cooper’s Pointe Apartments consisting primarily of structural improvements, building improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $178,000 of capital improvements at Copper Mill Apartments consisting primarily of clubhouse renovations, water and sewer upgrades, and roof, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $278,000 of capital improvements at Autumn Run Apartments consisting primarily of casualty improvements required as a result of a casualty and roof, water heater, and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $614,000 of capital improvements at Wood Creek Apartments consisting primarily of major landscaping, cabinets, kitchen and bath resurfacing, plumbing fixtures, and air conditioning, roof, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from property operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $55,798,000 is amortized over varying periods with balloon payments of approximately $6,560,000, $26,030,000, $5,917,000 and $8,365,000 due in 2014, 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Sale proceeds (1)	$ --	$ --	$13,558	$160.38
Refinancing proceeds(2)	3,170	37.50	1,072	12.68
	$ 3,170	$ 37.50	$14,630	$173.06

(1)

Proceeds from the sale of Plantation Creek Apartments in July 2006.

(2)

For 2008, from the second mortgage proceeds of Wood Creek Apartments.
For 2007, proceeds from the July 2006 refinancing of Wood Creek Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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