Form 10-Q
period 2008-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2008-11-14
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13418

CENTURY PROPERTIES GROWTH FUND XXII, LP

(Exact name of registrant as specified in its charter)

Delaware	94-2939418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 566	$ 250
Receivables and deposits	553	536
Other assets	670	570
Investment properties:
Land	3,561	3,561
Buildings and related personal property	40,478	39,481
	44,039	43,042
Less accumulated depreciation	(27,914)	(26,469)
	16,125	16,573
Assets held for sale (Note A)	12,890	8,892
	$ 30,804	$ 26,821

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 331	$ 1,007
Tenant security deposit liabilities	263	243
Accrued property taxes	458	525
Other liabilities	560	512
Due to affiliates (Note B)	680	968
Mortgage notes payable (Note C)	37,974	32,519
Liabilities related to assets held for sale (Note A)	20,655	18,067
	60,921	53,841

Partners' Deficit
General partner	(5,394)	(5,339)
Limited partners (82,848 units issued and
outstanding)	(24,723)	(21,681)
	(30,117)	(27,020)
	$ 30,804	$ 26,821

Note:  The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:		(Restated)		(Restated)
Rental income	$ 1,636	$ 1,583	$ 4,958	$ 4,754
Other income	193	154	501	524
Total revenues	1,829	1,737	5,459	5,278

Expenses:
Operating	702	728	2,001	2,159
General and administrative	106	106	327	335
Depreciation	499	394	1,445	1,150
Interest	613	451	1,773	1,276
Property taxes	148	159	416	440
Total expenses	2,068	1,838	5,962	5,360

Casualty gain (Note D)	--	216	549	216

(Loss) income from continuing
operations	(239)	115	46	134

(Loss) income from discontinued
operations (Note A)	(2)	3	27	36
Net (loss) income	$ (241)	$ 118	$ 73	$ 170

Net (loss) income allocated to
general partner	$ (28)	$ 14	$ 8	$ 20
Net (loss) income allocated to
limited partners	(213)	104	65	150

	$ (241)	$ 118	$ 73	$ 170

Per limited partnership unit:
(Loss) income from continuing
operations	$ (2.55)	$ 1.21	$ 0.48	$ 1.44
(Loss) income from discontinued	(0.02)	0.04	0.29	0.37
operations
	$ (2.57)	$ 1.25	$ 0.77	$ 1.81
Distributions per limited
partnership unit	$ --	$ 80.19	$ 37.50	$ 253.25

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$82,848	$ 82,848

Partners' deficit at
December 31, 2007	82,848	$(5,339)	$(21,681)	$(27,020)

Distributions to partners		(63)	(3,107)	(3,170)

Net income for the nine months
ended September 30, 2008	--	8	65	73

Partners' deficit at
September 30, 2008	82,848	$(5,394)	$(24,723)	$(30,117)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 73	$ 170
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,205	1,753
Bad debt	15	33
Amortization of loan costs	58	39
Casualty gain	(549)	(216)
Change in accounts:
Receivables and deposits	(43)	257
Other assets	(55)	(109)
Accounts payable	(95)	(156)
Tenant security deposit liabilities	31	63
Accrued property taxes	(49)	96
Other liabilities	47	(95)
Due to affiliates	50	--
Net cash provided by operating activities	1,688	1,835

Cash flows from investing activities:
Property improvements and replacements	(3,583)	(2,374)
Net deposits to restricted escrows	(2,720)	(36)
Insurance proceeds received	549	270
Deferred revenue	2,720	--
Net cash used in investing activities	(3,034)	(2,140)

Cash flows from financing activities:
Repayment of advances from affiliate	(1,720)	(146)
Advances from affiliate	1,382	146
Principal payments on mortgage notes payable	(518)	(653)
Proceeds from mortgage notes payable	5,770	7,500
Loan costs paid	(82)	(70)
Distributions to partners	(3,170)	(21,410)
Net cash provided by (used in) financing
activities	1,662	(14,633)

Net increase (decrease) in cash and cash equivalents	$ 316	$(14,938)

Cash and cash equivalents at beginning of period	250	15,595
Cash and cash equivalents at end of period	$ 566	$ 657
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,452	$ 1,977
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 239	$ 204
Deferred revenue included in assets and
liabilities held for sale	$ 43	$ --

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $820,000 and $106,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations. The three and nine months ended September 30, 2007 have been restated as of January 1, 2007 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as income from discontinued operations.  The Partnership entered into a sale contract on September 29, 2008 to sell Copper Mill Apartments and Cooper’s Pointe Apartments to a third party. In connection with the sale contracts, the Partnership received deposits of approximately $1,461,000 and $1,302,000 for Copper Mill Apartments and Cooper’s Pointe Apartments, respectively, of which approximately $43,000 was subsequently allocated from other partnerships affiliated with the Managing General Partner and is included as a receivable in assets and deferred revenue in liabilities held for sale at September 30, 2008. Included in (loss) income from discontinued operations is losses for Copper Mill Apartments of approximately $24,000 and $16,000, respectively, for the three and nine months ended September 30, 2008 and losses of approximately $4,000 and $13,000, respectively, for the three and nine months ended September 30, 2007. Also included in (loss) income from discontinued operations is income for Cooper’s Pointe Apartments of approximately $22,000 and $43,000, respectively, for the three and nine months ended September 30, 2008 and income of approximately $7,000 and $49,000, respectively, for the three and nine months ended September 30, 2007.  Included in (loss) income from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Copper Mill Apartments of approximately $548,000 and $1,624,000, respectively. Also included in (loss) income from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Cooper’s Pointe Apartments of approximately $463,000 and $1,358,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Copper Mill Apartments of approximately $527,000 and $1,548,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Cooper’s Pointe Apartments of approximately $442,000 and $1,312,000, respectively. As a result of the Partnership entering into a sale contract in September 2008 to sell Copper Mill and Cooper’s Pointe Apartments, assets and liabilities of these two investment properties are classified as held for sale as of September 30, 2008. On October 24, 2008, the Partnership sold Copper Mill Apartments. The Partnership also sold Cooper’s Pointe Apartments on October 29, 2008. In addition, the December 31, 2007 balance sheet has been restated to reflect the assets and liabilities of Copper Mill Apartments and Cooper’s Pointe Apartments as held for sale.

Organization: On October 29, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Century Properties Growth Fund XXII, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of September 18, 2008, by and between the California partnership and the Delaware partnership.

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

The voting and other rights of the limited partners provided for in the partnership agreement were not changed as a result of the merger. In the merger, the partnership agreement of the California partnership was adopted as the partnership agreement of the Delaware partnership, with the following changes: (i) references therein to the California Uniform Limited Partnership Act were amended to refer to the Delaware Revised Uniform Limited Partnership Act; (ii) a description of the merger was added; (iii) the name of the partnership was changed to “Century Properties Growth Fund XXII, LP” and (iv) a provision was added that gives the general partner authority to establish different designated series of limited partnership interests that have separate rights with respect to specified partnership property, and profits and losses associated with such specified property.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $412,000 and $400,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $592,000 and $342,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $436,000 and $193,000, respectively. At September 30, 2008, approximately $49,000 of reimbursements were due to affiliates of the Managing General Partner and are included in due to affiliates. There were no reimbursements due at December 31, 2007. Subsequent to September 30, 2008, the balance due to affiliates was paid in full with proceeds from the sales of Copper Mill Apartments and Cooper’s Pointe Apartments (see Note E – Subsequent Events).

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was earned or paid during the nine months ended September 30, 2008 or 2007 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum.  Prior to 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $963,000 to cover the operating expenses and capital improvements at all of the Partnership’s investment properties.  During the nine months ended September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments.  During the nine months ended September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments.  Interest expense amounted to approximately $38,000 for the nine months ended September 30, 2008. Interest expense was less than $1,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, the Partnership repaid approximately $1,756,000 and $146,000, respectively, of advances and accrued interest.  Total advances and accrued interest due to AIMCO Properties, L.P. at September 30, 2008 and December 31, 2007 was approximately $631,000 and $968,000, respectively, and are included in due to affiliates. Subsequent to September 30, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was paid in full with proceeds from the sales of Copper Mill Apartments and Cooper’s Pointe Apartments (see Note E – Subsequent Events). The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $215,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $82,000 and are included in other assets on the accompanying consolidated balance sheets.

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

Note D – Casualty Gain

During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $216,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $54,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds.

Note E – Subsequent Events

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $14,525,000 after payment of closing costs of approximately $75,000. The mortgage encumbering the property of approximately $10,194,000 was assumed by the Buyer at the time of closing. The Partnership expects to recognize a gain of approximately $9,118,000 as a result of the sale during the fourth quarter of 2008. In accordance with the Partnership Agreement, the Partnership’s Managing General Partner will evaluate the cash requirements of the Partnership to determine what portion of the sales proceeds will be available for distribution to the limited partners.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $12,862,000 after payment of closing costs of approximately $138,000. The mortgage encumbering the property of approximately $7,435,000 was assumed by the Buyer at the time of closing. The Partnership expects to recognize a gain of approximately $8,200,000 as a result of the sale during the fourth quarter of 2008. In accordance with the Partnership Agreement, the Partnership’s Managing General Partner will evaluate the cash requirements of the Partnership to determine what portion of the sales proceeds will be available for distribution to the limited partners.

Note F – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes, two of which are classified as held for sale at September 30, 2008. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Cooper's Pointe Apartments	96%	94%
North Charleston, South Carolina
Copper Mill Apartments	97%	98%
Richmond, Virginia
Autumn Run Apartments (1)	97%	94%
Naperville, Illinois
Wood Creek Apartments	94%	94%
Mesa, Arizona

(1)   The Managing General Partner attributes the increase in occupancy at Autumn Run Apartments to increased resident retention efforts at the property.

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

Results of Operations

The Partnership recognized net loss of approximately $241,000 for the three months ended September 30, 2008, compared to net income of approximately $118,000 for the three months ended September 30, 2007.  The Partnership recognized net income of approximately $73,000 and $170,000 for the nine months ended September 30, 2008 and 2007, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the unaudited consolidated statements of operations included in “Item 1. Financial Statements” for the three and nine months ended September 30, 2008 reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations. The three and nine months ended September 30, 2007 have been restated as of January 1, 2007 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as income from discontinued operations.  The Partnership entered into a sale contract on September 29, 2008 to sell Copper Mill Apartments and Cooper’s Pointe Apartments to a third party. In connection with the sale contracts, the Partnership received deposits of approximately $1,461,000 and $1,302,000 for Copper Mill Apartments and Cooper’s Pointe Apartments, respectively, of which approximately $43,000 was subsequently allocated from other partnerships affiliated with the Managing General Partner and is included as a receivable in assets and deferred revenue in liabilities held for sale at September 30, 2008. Included in (loss) income from discontinued operations is losses for Copper Mill Apartments of approximately $24,000 and $16,000, respectively, for the three and nine months ended September 30, 2008 and losses of approximately $4,000 and $13,000, respectively, for the three and nine months ended September 30, 2007. Also included in (loss) income from discontinued operations is income for Cooper’s Pointe Apartments of approximately $22,000 and $43,000, respectively, for the three and nine months ended September 30, 2008 and income of approximately $7,000 and $49,000, respectively, for the three and nine months ended September 30, 2007.  Included in (loss) income from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Copper Mill Apartments of approximately $548,000 and $1,624,000, respectively. Also included in (loss) income from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Cooper’s Pointe Apartments of approximately $463,000 and $1,358,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Copper Mill Apartments of approximately $527,000 and $1,548,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Cooper’s Pointe Apartments of approximately $442,000 and $1,312,000, respectively.

The Partnership recognized a loss from continuing operations of approximately $239,000 for the three months ended September 30, 2008, compared to income from continuing operations of approximately $115,000 for the three months ended September 30, 2007. The Partnership recognized income from continuing operations of approximately $46,000 and $134,000 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in income from continuing operations for the three months ended September 30, 2008 is due to an increase in total expenses and the recognition of a casualty gain in 2007, partially offset by an increase in total revenues.  The decrease in income from continuing operations for the nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in casualty gain and total revenues.

Total expenses increased for the three months ended September 30, 2008 due to increases in depreciation and interest expenses, partially offset by a decrease in operating expense. General and administrative and property tax expenses remained relatively constant for the three months ended September 30, 2008.  Total expenses increased for the nine months ended September 30, 2008 due to increases in depreciation and interest expenses, partially offset by decreases in operating and property tax expenses. General and administrative expense remained relatively constant for the nine months ended September 30, 2008. Depreciation expense increased for both periods due to property improvements and replacements placed into service at two of the Partnership’s investment properties during the past twelve months which are now being depreciated.  Interest expense increased for both periods due to higher debt balances as a result of the addition of a second mortgage on Autumn Run Apartments in August 2007 and the addition of a second mortgage on Wood Creek Apartments in March 2008 and an increase in interest on advances from an affiliate of the Managing General Partner. The decrease in operating expenses for the three and nine months ended September 30, 2008 is primarily due to decreases in payroll related benefits at Wood Creek Apartments and Autumn Run Apartments and decreases in eviction costs and contract services at Autumn Run Apartments. Additional decreases in operating expenses for the nine months ended September 30, 2008 include decreases in environmental remediation costs and building maintenance at Wood Creek Apartments. Property tax expense decreased for the nine months ended September 30, 2008 due to a decrease in the tax rate at both Wood Creek and Autumn Run Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended September 30, 2008 due to increases in rental income and other income. Total revenues increased for the nine months ended September 30, 2008 due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both the three and nine months ended September 30, 2008 is due to an increase in occupancy at Autumn Run Apartments and an increase in the average rental rate at Wood Creek Apartments and Autumn Run Apartments. The increase in other income for the three months ended September 30, 2008 is due to increases in utility reimbursements at Wood Creek Apartments and Autumn Run Apartments.  The decrease in other income for the nine months ended September 30, 2008 is due to a decrease in interest income as a result of lower average cash balances, partially offset by increases in lease cancellation fees at Wood Creek Apartments.

During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $216,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $54,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $566,000, compared to approximately $657,000 at September 30, 2007.  Cash and cash equivalents increased approximately $316,000, from December 31, 2007, due to approximately $1,688,000 and $1,662,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $3,034,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds received from the second mortgage encumbering Wood Creek Apartments and advances received from an affiliate of the Managing General Partner, partially offset by distributions to partners, repayment of advances from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by insurance proceeds received and deposits received from the potential buyer of Copper Mill Apartments and Cooper’s Pointe Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum.  Prior to 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $963,000 to cover the operating expenses and capital improvements at all of the Partnership’s investment properties.  During the nine months ended September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments.  During the nine months ended September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments.  Interest expense amounted to approximately $38,000 for the nine months ended September 30, 2008. Interest expense was less than $1,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, the Partnership repaid approximately $1,756,000 and $146,000, respectively, of advances and accrued interest.  Total advances and accrued interest due to AIMCO Properties, L.P. at September 30, 2008 and December 31, 2007 was approximately $631,000 and $968,000, respectively, and are included in due to affiliates on the consolidated balance sheets. Subsequent to September 30, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was paid in full with proceeds from the sales of Copper Mill Apartments and Cooper’s Pointe Apartments (see Note E – Subsequent Events). The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Cooper’s Pointe Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $1,764,000 of capital improvements at Cooper’s Pointe Apartments consisting primarily of structural improvements, building improvements and appliance, water heater, door and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. This property is classified as held for sale at September 30, 2008 and was sold on October 29, 2008.

Copper Mill Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $240,000 of capital improvements at Copper Mill Apartments consisting primarily of clubhouse renovations, major landscaping, water and sewer upgrades, and roof, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  This property is classified as held for sale at September 30, 2008 and was sold on October 24, 2008.

Autumn Run Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $304,000 of capital improvements at Autumn Run Apartments consisting primarily of casualty improvements required as a result of a casualty and roof, water heater, window, and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $694,000 of capital improvements at Wood Creek Apartments consisting primarily of major landscaping, office computers, cabinets, kitchen and bath resurfacing, plumbing fixtures, and air conditioning, roof, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from property operations, Partnership reserves or advances from AIMCO Properties, L.P. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs incurred during the nine months ended September 30, 2008 associated with the new loan were approximately $82,000.

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

The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $55,616,000 is amortized over varying periods with balloon payments of approximately $6,560,000, $26,030,000, $5,917,000 and $8,365,000 due in 2014, 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited

	September 30,	Partnership	September 30,	Partnership
	2008	Unit	2007	Unit

Sale proceeds (1)	$ --	$ --	$17,527	$207.32
Refinancing proceeds(2)	3,170	37.50	3,883	45.93
	$ 3,170	$ 37.50	$21,410	$253.25

(1)   Proceeds from the sale of Plantation Creek Apartments in July 2006 and December 2006 sale of Promontory Point Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CENTURY PROPERTIES GROWTH FUND XXII, LP

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

3.6        Second Amendment to the Amended and Restated Limited Partnership Agreement dated September 18, 2008.  Filed with Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.

3.7        Certificate of Merger dated October 29, 2008.  Filed with Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.

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

10.41       Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Wood Creek CPGF 22, L.P., a Delaware limited partnership and Capmark Bank dated March 31, 2008and incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.42       Agreement for Purchase and Sale and Joint Escrow Instructions between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership, Copper Mill CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 29, 2008 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

10.43       First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership, Copper Mill CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 30, 2008 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

10.44       Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership, Copper Mill CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 2, 2008 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

10.45       Third Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership, Copper Mill CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 21, 2008. Incorporated by reference to the Partnership's Current Report on Form 8-K dated October 24, 2008.

10.46       Fourth Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Cooper’s Pointe CPGF 22, L.P., a Delaware limited partnership, Copper Mill CPGF 22, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 23, 2008. Incorporated by reference to the Partnership's Current Report on Form 8-K dated October 24, 2008.

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