Form 10-K
period 2008-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2009-03-24
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

General

Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners IV, a California general partnership, is the general partner of the Partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.  The managing general partner of FRI is NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2016, unless terminated prior to such date. The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in limited partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio.  The Partnership continues to own and operate two residential properties. One property was acquired by the lender through foreclosure in 1992, one property was sold in each of 1995, 2001 and 2005, three properties were sold in 2006 and two properties were sold in 2008. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on the properties, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on the properties could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Wood Creek Apartments	5/84	Fee ownership subject to	Apartment
Mesa, Arizona		first and second mortgages (1)	432 units

Autumn Run Apartments	6/86	Fee ownership subject to	Apartment
Naperville, Illinois		first and second mortgages	320 units

(1)   Property is held by a limited partnership in which the Partnership owns a 100% interest.

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $14,525,000 after payment of closing costs of approximately $75,000. The mortgage encumbering the property of approximately $10,194,000 was assumed by the buyer at the time of closing. As a result of the sale, the Partnership recognized a gain of approximately $9,139,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $12,862,000 after payment of closing costs of approximately $138,000. The mortgage encumbering the property of approximately $7,435,000 was assumed by the buyer at the time of closing. As a result of the sale, the Partnership recognized a gain of approximately $8,223,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2008.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek
Apartments	$ 22,023	$ 14,202	5-30 yrs	S/L	$ 4,581
Autumn Run
Apartments	22,665	14,217	5-30 yrs	S/L	4,187
	$ 44,688	$ 28,419			$ 8,768

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments
1st mortgage	$13,992	5.87%	30 yrs	08/2016	$12,190
2nd mortgage	5,719	5.68%	30 yrs	08/2016	5,049
Autumn Run Apartments
1st mortgage	10,747	7.02%	30 yrs	10/2021	8,365
2nd mortgage	7,374	5.93%	30 yrs	10/2019	5,917
Total	$37,832				$31,521

(1)   See "Item 8. Financial Statements and Supplementary Data - Note C – Mortgage Notes Payable" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)   Fixed rate mortgages.

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $82,000 and are included in other assets on the consolidated balance sheets.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.   If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the year ended December 31, 2007 associated with the new loan were approximately $84,000 and are included in other assets on the consolidated balance sheets.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Wood Creek Apartments	$ 8,072	$ 8,197	95%	93%
Autumn Run Apartments	10,545	10,154	97%	95%

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$154	0.75%
Autumn Run Apartments (1)	445	6.03%

(1)   Tax billings are for the fiscal year ended December 31, 2007 and paid during 2008.

Capital Expenditures

Wood Creek Apartments

During the year ended December 31, 2008 the Partnership completed approximately $1,314,000 in capital expenditures at Wood Creek Apartments consisting primarily of electric conservation, kitchen and bath resurfacing, air conditioning, roof replacement, lot resurfacing, exterior painting, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Copper Mill Apartments

During the year ended December 31, 2008, the Partnership completed approximately $335,000 of capital improvements at Copper Mill Apartments consisting primarily of major landscaping, water and sewer upgrades, exterior lighting and roof, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership sold Copper Mill Apartments to a third party on October 24, 2008.

Cooper’s Pointe Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,783,000 of capital improvements at Cooper’s Pointe Apartments consisting primarily of structural improvements, wood replacements, exterior painting and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership sold Cooper’s Pointe Apartments to a third party on October 29, 2008.

Autumn Run Apartments

During the year ended December 31, 2008 the Partnership completed approximately $332,000 in capital expenditures at Autumn Run Apartments consisting primarily of casualty improvements, water heater upgrades, fire safety equipment and window, roof and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from property operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,442 holders of record owning an aggregate of 82,848 Units at December 31, 2008. Affiliates of the Managing General Partner owned 54,702.50 Units or 66.03% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ 7,458	$ 89.37	$17,527	$207.32
Refinancing (2)	3,170	37.50	3,883	45.93
	$ 10,628	$ 126.87	$21,410	$253.25

(1)   For 2008, proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments. For 2007, proceeds from the July 2006 sale of Plantation Creek Apartments and the December 2006 sale of Promontory Point Apartments.

(2)   For 2008, from the second mortgage proceeds of Wood Creek Apartments. For 2007, from the July 2006 refinancing proceeds of Wood Creek Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2009 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership recognized net income of approximately $16,880,000 and $24,000 for the years ended December 31, 2008 and 2007, respectively. The increase in net income is primarily due to the recognition of gain on sales for Copper Mill Apartments and Cooper’s Pointe Apartments and an increase in the recognition of casualty gain in 2008, partially offset by an increase in loss from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $14,525,000 after payment of closing costs of approximately $75,000. The mortgage encumbering the property of approximately $10,194,000 was assumed by the buyer at the time of closing. As a result of the sale, the Partnership recognized a gain of approximately $9,139,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs, which is included in (loss) income from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $12,862,000 after payment of closing costs of approximately $138,000. The mortgage encumbering the property of approximately $7,435,000 was assumed by the buyer at the time of closing. As a result of the sale, the Partnership recognized a gain of approximately $8,223,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs, which is included in (loss) income from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

The following table presents summarized results of operations related to the

Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 1,760	$ 1,490	$ 3,250
Expenses	(1,818)	(1,469)	(3,287)
Loss on extinguishment of debt	(118)	(66)	(184)
Loss from discontinued operations	$ (176)	$ (45)	$ (221)

Year Ended December 31, 2007
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 2,078	$ 1,763	$ 3,841
Expenses	(2,090)	(1,697)	(3,787)
(Loss) income from discontinued
operations	$ (12)	$ 66	$ 54

The Partnership’s loss from continuing operations for the years ended December 31, 2008 and 2007 was approximately $261,000 and $30,000, respectively.  The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain in 2008.  Total expenses increased due to increases in depreciation and interest expenses, partially offset by a decrease in operating expense. General and administrative and property tax expenses remained relatively constant for the comparable periods.  Depreciation expense increased due to property improvements and replacements placed into service at the properties during the past twelve months, which are now being depreciated. Interest expense increased due to higher debt balances as a result of the addition of a second mortgage on Autumn Run Apartments in August 2007 and the addition of a second mortgage on Wood Creek Apartments in March 2008 and an increase in interest on advances from an affiliate of the Managing General Partner.  Operating expense decreased due to decreases in salaries and related benefits at Wood Creek Apartments and Autumn Run Apartments and decreases in advertising costs, environmental remediation costs and building maintenance at Wood Creek Apartments.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is primarily due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to increases in occupancy at both of the Partnership’s investment properties and an increase in the average rental rate at Autumn Run Apartments. The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances.

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,237,000, compared to approximately $250,000 at December 31, 2007. The increase in cash and cash equivalents of approximately $987,000 is due to approximately $5,840,000 and $1,723,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,576,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Copper Mill Apartments and Cooper’s Pointe Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, repayment of advances from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid, partially offset by proceeds received from the second mortgage encumbering Wood Creek Apartments and advances received from an affiliate of the Managing General Partner. The Partnership invests it working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum. During 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments and approximately $963,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties.  During the year ended December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments.  Interest expense amounted to approximately $41,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $2,391,000 and $147,000, respectively, of advances and accrued interest.  At December 31, 2007, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $968,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $82,000 and are included in other assets on the consolidated balance sheets.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.   If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the year ended December 31, 2007 associated with the new loan were approximately $84,000 and are included in other assets on the consolidated balance sheets.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from property operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's investment properties of approximately $37,832,000 is amortized over varying periods with balloon payments of approximately $17,239,000, $5,917,000 and $8,365,000 due in 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Saleproceeds (1)	$ 7,458	$ 89.37	$ 17,527	$ 207.32
Refinancing (2)	3,170	37.50	3,883	45.93
	$ 10,628	$ 126.87	$ 21,410	$ 253.25

(1)   For 2008, proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments. For 2007, proceeds from the July 2006 sale of Plantation Creek Apartments and the December 2006 sale of Promontory Point Apartments.

(2)   For 2008, from the second mortgage proceeds of Wood Creek Apartments. For 2007, from the July 2006 refinancing proceeds of Wood Creek Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES GROWTH FUND XXII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Growth Fund XXII, LP as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII, LP at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 1,237	$ 250
Receivables and deposits	296	536
Other assets	510	570
Investment properties (Notes A, C, D and G):
Land	3,561	3,561
Buildings and related personal property	41,127	39,481
	44,688	43,042
Less accumulated depreciation	(28,419)	(26,469)
	16,269	16,573
Assets held for sale (Notes A and G)	--	8,892
	$ 18,312	$ 26,821

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 125	$ 1,007
Tenant security deposit liabilities	238	243
Accrued property taxes	522	525
Other liabilities	363	512
Due to affiliates (Note B)	--	968
Mortgage notes payable (Note C)	37,832	32,519
Liabilities related to assets held for sale
(Notes A and G)	--	18,067
	39,080	53,841

Partners' Deficit
General partner	(2,949)	(5,339)
Limited partners (82,848 units issued and
outstanding)	(17,819)	(21,681)
	(20,768)	(27,020)
	$ 18,312	$ 26,821

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 6,593	$ 6,342
Other income	662	725
Total revenues	7,255	7,067

Expenses:
Operating	2,718	2,831
General and administrative	459	452
Depreciation	1,950	1,600
Interest	2,382	1,798
Property taxes	556	558
Total expenses	8,065	7,239

Casualty gain (Note F)	549	142

Loss from continuing operations	(261)	(30)

(Loss) income from discontinued operations
(Notes A and G)	(221)	54
Gain on sale of discontinued operations (Note G)	17,362	--
Net income (Note E)	$16,880	$ 24

Net income allocated to general partner	$ 2,507	$ 2
Net income allocated to limited partners	14,373	22
	$16,880	$ 24
Net income per limited partnership unit:
Loss from continuing operations	$ (2.78)	$ (0.31)
(Loss) income from discontinued operations	(2.35)	0.58
Gain on sale of discontinued operations	178.62	--
	$173.49	$ 0.27

Distributions per limited partnership unit	$126.87	$253.25

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit at
December 31, 2006	82,848	$(4,913)	$ (721)	$ (5,634)

Distributions to partners	--	(428)	(20,982)	(21,410)

Net income for the year ended
December 31, 2007	--	2	22	24

Partners' deficit
at December 31, 2007	82,848	(5,339)	(21,681)	(27,020)

Distributions to partners	--	(117)	(10,511)	(10,628)

Net income for the year ended
December 31, 2008	--	2,507	14,373	16,880

Partners' deficit at
December 31, 2008	82,848	$(2,949)	$(17,819)	$(20,768)

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 16,880	$ 24
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,709	2,429
Amortization of loan costs	73	53
Gain on sale of investment properties	(17,362)	--
Casualty gain	(549)	(142)
Loss on early extinguishment of debt	184	--
Change in accounts:
Receivables and deposits	268	265
Other assets	91	(10)
Accounts payable	(179)	(111)
Tenant security deposit liabilities	(69)	72
Accrued property taxes	(130)	127
Other liabilities	(188)	(28)
Due to affiliates	(5)	5
Net cash provided by operating activities	1,723	2,684

Cash flows from investing activities:
Property improvements and replacements	(4,467)	(4,455)
Insurance proceeds received	549	270
Net proceeds from sale of properties	9,758	--
Net cash provided by (used in) investing activities	5,840	(4,185)

Cash flows from financing activities:
Repayment of advances from affiliate	(2,345)	(146)
Advances from affiliate	1,382	1,109
Principal payments on mortgage notes payable	(673)	(813)
Proceeds from mortgage notes payable	5,770	7,500
Loan costs paid	(82)	(84)
Distributions to partners	(10,628)	(21,410)
Net cash used in financing activities	(6,576)	(13,844)

Net increase (decrease) in cash and cash equivalents	987	(15,345)
Cash and cash equivalents at beginning of year	250	15,595
Cash and cash equivalents at end of year	$ 1,237	$ 250
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,256	$ 2,738
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 117	$ 820

Assumption of mortgage notes payable by the purchaser	$ 17,629	$ --

Included in accounts payable at December 31, 2006 were approximately $106,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2007.

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization

Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") is a Delaware Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV, a California general partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Associates 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2016 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The Partnership currently operates two apartment properties in two states.

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations and the balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Copper Mill Apartments and Cooper’s Pointe Apartments as held for sale due to their sales on October 24, 2008 and October 29, 2008, respectively (as discussed in Note G).

The following table presents summarized results of operations related to the

Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 1,760	$ 1,490	$ 3,250
Expenses	(1,818)	(1,469)	(3,287)
Loss on extinguishment of debt	(118)	(66)	(184)
Loss from discontinued operations	$ (176)	$ (45)	$ (221)

Year Ended December 31, 2007
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 2,078	$ 1,763	$ 3,841
Expenses	(2,090)	(1,697)	(3,787)
(Loss) income from discontinued
operations	$ (12)	$ 66	$ 54

Certain unclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P., and Autumn Run CPGF 22, L.P. The Partnership owns a 100% interest in each of these partnerships.  The Partnership has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,079,000 and $92,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2008 and 2007, loan costs of approximately $528,000 and $703,000, respectively, less accumulated amortization of approximately $144,000 for both the years ended December 31, 2008 and 2007, are included in other assets. During the year ended December 31, 2008, loan costs of approximately $257,000 and amortization of approximately $73,000 were written off in connection with the sales of Copper Mill Apartments and Cooper’s Pointe Apartments. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $73,000 and $53,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $53,000 in each of the years 2009 to 2013.

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

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.   The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $184,000 and $170,000 for the years ended December 31, 2008 and 2007, respectively, are included in operating expenses and (loss) income from discontinued operations.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $521,000 and $534,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $704,000 and $695,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, (loss) income from discontinued operations, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $496,000 and $491,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2008 and 2007 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum. During 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments and approximately $963,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties.  During the year ended December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments.  Interest expense amounted to approximately $41,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $2,391,000 and $147,000, respectively, of advances and accrued interest.  At December 31, 2007, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $968,000 and is included in due to affiliates on the accompanying consolidated balance sheet. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $192,000 and $225,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate(1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Wood Creek
Apartments
1st mortgage	$13,992	$14,173	$ 85	5.87%	08/2016	$12,190
2nd mortgage	5,719	--	33	5.68%	08/2016	5,049
Autumn Run
Apartments
1st mortgage	10,747	10,869	73	7.02%	10/2021	8,365
2nd mortgage	7,374	7,477	45	5.93%	10/2019	5,917
Total	$37,832	$32,519	$236			$31,521

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

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $7,500,000 on Autumn Run Apartments. The Partnership received net proceeds of approximately $7,430,000 after payment of costs associated with obtaining the second mortgage loan. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $45,000 beginning on October 1, 2007 through the October 1, 2019 maturity date.   The second mortgage has a balloon payment of approximately $5,917,000 due at maturity.   If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs incurred during the year ended December 31, 2007 associated with the new loan were approximately $84,000 and are included in other assets on the accompanying consolidated balance sheets.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 465
2010	519
2011	553
2012	584
2013	625
Thereafter	35,086
$37,832

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$19,711	$ 2,130	$ 13,440	$ 6,453
Autumn Run Apartments	18,121	1,462	14,957	6,246
Total	$37,832	$ 3,592	$ 28,397	$12,699

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life-Years
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 19,907	$ 22,023	$ 14,202	1985	5-30
Autumn Run Apartments	1,445	21,220	22,665	14,217	1987	5-30
Total	$ 3,561	$ 41,127	$ 44,688	$ 28,419

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$ 65,012	$ 60,274
Property improvements and replacements	3,764	5,169
Sale of properties	(24,088)	(431)
Balance at end of year	$ 44,688	$ 65,012

Accumulated Depreciation
Balance at beginning of year	$ 39,781	$ 37,655
Additions charged to expense	2,709	2,431
Sale of properties	(14,071)	(305)
Balance at end of year	$ 28,419	$ 39,781

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2008 and 2007, is approximately $42,295,000 and $62,771,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2008 and 2007, is approximately $33,527,000 and $47,918,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2008	2007

Net income as reported	$16,880	$ 24
Add (deduct):
Depreciation differences	809	999
Change in prepaid rent	(18)	(13)
Gain on sale of properties	2,324	--
Casualty gain	(474)	(142)
Other	(71)	(133)

Federal taxable income	$19,450	$ 735
Federal taxable income per limited
partnership unit	$204.13	$ 33.31

For 2008 and 2007, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rate share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

	2008	2007
	(in thousands)
Net liabilities as reported	$(20,768)	$(27,020)
Land and buildings	(2,393)	(2,241)
Accumulated depreciation	(5,108)	(8,137)
Syndication	12,427	12,427
Other	261	568
Net liabilities - Federal tax basis	$(15,581)	$(24,403)

Note F – Casualty Gain

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds.

Note G – Disposition of Investment Properties

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $14,525,000 after payment of closing costs of approximately $75,000. The mortgage encumbering the property of approximately $10,194,000 was assumed by the Buyer at the time of closing. As a result of the sale, the Partnership recognized a gain of approximately $9,139,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs, which is included in (loss) income from discontinued operations. The property’s operations, loss of approximately $58,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations are revenues of approximately $1,760,000 and $2,078,000 for the years ended December 31, 2008 and 2007, respectively.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $12,862,000 after payment of closing costs of approximately $138,000. The mortgage encumbering the property of approximately $7,435,000 was assumed by the Buyer at the time of closing. As a result of the sale, the Partnership recognized a gain of approximately $8,223,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs, which is included in (loss) income from discontinued operations. The property’s operations, income of approximately $21,000 and $66,000 for the years ended December 31, 2008 and 2007, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations are revenues of approximately $1,490,000 and $1,763,000 for the years ended December 31, 2008 and 2007, respectively.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on the properties, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on the properties could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Century Properties Growth Fund XXII, LP (the “Partnership” or the “Registrant”) has no directors or officers. The general partner of the Partnership is Fox Partners IV, a California general partnership. The managing general partner of Fox Partners IV is Fox Capital Management Corporation, (“FCMC” or the “Managing General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President an Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentage

Market Ventures, LLC	45.0	0.06%
AIMCO IPLP, L.P.	17,341.5	20.93%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.59%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,857.0	38.45%
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $521,000 and $534,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $704,000 and $695,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, (loss) income from discontinued operations, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $496,000 and $491,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2008 and 2007 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum.  During 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $146,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Autumn Run Apartments and approximately $963,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties.  During the year ended December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments.  Interest expense amounted to approximately $41,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $2,391,000 and $147,000, respectively, of advances and accrued interest.  At December 31, 2007, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $968,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $192,000 and $225,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $77,000 and $73,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $23,000 and $17,000 for 2008 and 2007, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financials Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
Stephen B. Waters

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

10.29       Multifamily note between Wood Creek CPGF 22, L.P., a Delaware limited partnership and Capmark Finance Inc., a California Corporation, dated July 26, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2006.

10.30       Guaranty agreement dated July 26, 2006 between AIMCO Properties, L.P., a Delaware limited partnership and Capmark Finance, Inc., a California Corporation for the benefit of Capmark Finance, Inc. and incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2006.

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