Form 10-Q
period 2009-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2009-05-15
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 199	$ 1,237
Receivables and deposits	396	296
Other assets	584	510
Investment properties:
Land	3,561	3,561
Buildings and related personal property	41,283	41,127
	44,844	44,688
Less accumulated depreciation	(28,937)	(28,419)
	15,907	16,269
	$ 17,086	$ 18,312

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 75	$ 125
Tenant security deposit liabilities	214	238
Accrued property taxes	688	522
Other liabilities	406	363
Mortgage notes payable	37,732	37,832
	39,115	39,080

Partners' Deficit
General partner	(2,982)	(2,949)
Limited partners (82,848 units issued and
outstanding)	(19,047)	(17,819)
	(22,029)	(20,768)
	$ 17,086	$ 18,312

Note:  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,598	$ 1,621
Other income	172	152
Total revenues	1,770	1,773

Expenses:
Operating	689	640
General and administrative	83	103
Depreciation	518	453
Interest	582	554
Property taxes	166	155
Total expenses	2,038	1,905

Casualty gain (Note C)	--	549

(Loss) income from continuing operations	(268)	417

Income from discontinued operations (Note A)	--	13
Net (loss) income	$ (268)	$ 430

Net (loss) income allocated to general partner	$ (32)	$ 51
Net (loss) income allocated to limited partners	(236)	379
	$ (268)	$ 430

Net (loss) income per limited partnership unit:
(Loss) income from continuing operations	$ (2.85)	$ 4.43
Income from discontinued operations	--	0.14
	$ (2.85)	$ 4.57

Distribution per limited partnership unit	$ 11.97	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2008	82,848	$(2,949)	$(17,819)	$(20,768)

Distribution to partners	--	(1)	(992)	(993)

Net loss for the three months
ended March 31, 2009	--	(32)	(236)	(268)

Partners' deficit
at March 31, 2009	82,848	$(2,982)	$(19,047)	$(22,029)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (268)	$ 430
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	518	694
Amortization of loan costs	--	18
Casualty gain	--	(549)
Change in accounts:
Receivables and deposits	(99)	(36)
Other assets	(72)	(156)
Accounts payable	51	232
Tenant security deposit liabilities	(24)	33
Accrued property taxes	166	33
Other liabilities	43	(44)
Due to affiliates	--	83
Net cash provided by operating activities	315	738

Cash flows used in investing activities:
Property improvements and replacements	(260)	(1,362)

Cash flows from financing activities:
Distributions to partners	(993)	--
Principal payments on mortgage notes payable	(100)	(162)
Loan costs paid	--	(67)
Advances from affiliate	--	757
Proceeds from mortgage note payable	--	5,770
Net cash (used in) provided by financing activities	(1,093)	6,298

Net (decrease) increase in cash and cash equivalents	(1,038)	5,674
Cash and cash equivalents at beginning of period	1,237	250
Cash and cash equivalents at end of period	$ 199	$ 5,924
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 457	$ 760
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 16	$ 257
Insurance proceeds held on deposit with mortgage lender	$ --	$ 549

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $117,000 and $820,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 546	$ 437	$ 983
Expenses	(523)	(447)	(970)
Income (loss) from discontinued
operations	$ 23	$ (10)	$ 13

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $134,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $77,000 and $230,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $179,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the three months ended March 31, 2009 or 2008 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum.  During 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties.  There were no advances made during the three months ended March 31, 2009. Interest expense amounted to approximately $32,000 for the three months ended March 31, 2008. There was no interest expense for the three months ended March 31, 2009. The Partnership repaid all advances and accrued interest during 2008. At March 31, 2009 and December 31, 2008, there are no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $63,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $192,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Gain

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

Note D – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Autumn Run Apartments	96%	97%
Naperville, Illinois
Wood Creek Apartments	91%	93%
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

Results of Operations

The Partnership recognized net loss of approximately $268,000 for the three months ended March 31, 2009, compared to net income of approximately $430,000 for the three months ended March 31, 2008. In accordance with SFAS No. 144, the consolidated statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 546	$ 437	$ 983
Expenses	(523)	(447)	(970)
Income (loss) from discontinued
operations	$ 23	$ (10)	$ 13

The Partnership’s loss from continuing operations for the three months ended March 31, 2009 was approximately $268,000, compared to net income of approximately $417,000 for the corresponding period in 2008. The decrease in net income from continuing operations is due to an increase in total expenses and a decrease in casualty gain, partially offset by a slight decrease in rental income. The increase in total expenses is due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in contract services and utility costs at both of the Partnership’s investment properties, salaries and related benefits at Wood Creek Apartments and an increase in roof repairs at Autumn Run Apartments. Depreciation expense increased due to property improvements and replacements placed into service at Wood Creek Apartments during the past twelve months. Interest expense increased due to a higher debt balance at Wood Creek Apartments due to the addition of a second mortgage on the property in March 2008, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner. Property tax expense increased due to an increase in the assessed value at both of the Partnership’s investment properties.

The decrease in general and administrative expense is primarily due to decreases in professional expenses associated with the administration of the Partnership and management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, partially offset by an increase in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at both of the Partnership’s investment properties and a decrease in the average rental rate at Wood Creek Apartments, partially offset by an increase in the average rental rate at Autumn Run Apartments. Other income increased due to increases in resident utility reimbursements at Wood Creek Apartments, partially offset by a decrease in lease cancellation fees at Autumn Run Apartments.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $199,000, compared to approximately $5,924,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $1,038,000, from December 31, 2008, due to approximately $1,093,000 and $260,000 of cash used in financing and investing activities, respectively, partially offset by approximately $315,000 of cash provided by operating activities. Cash used in financing activities consisted of distribution to partners and principal payments made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum.  During 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties.  There were no advances made during the three months ended March 31, 2009. Interest expense amounted to approximately $32,000 for the three months ended March 31, 2008. There was no interest expense for the three months ended March 31, 2009. The Partnership repaid all advances and accrued interest during 2008. At March 31, 2009 and December 31, 2008, there are no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Autumn Run Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $36,000 of capital improvements at Autumn Run Apartments, consisting primarily of roof, water heater and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $123,000 of capital improvements at Wood Creek Apartments, consisting primarily of parking lot resurfacing, interior lighting, kitchen and bath upgrades, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from property operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Wood Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000, of which approximately $67,000 was incurred during the three months ended March 31, 2008 and are included in other assets.

The mortgage indebtedness encumbering both of the Partnership's investment properties of approximately $37,732,000 is amortized over varying periods with balloon payments of approximately $17,239,000, $5,917,000 and $8,365,000 due in 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership

	March 31, 2009	Unit	March 31, 2008	Unit

Sale proceeds	$ 993	$ 11.97	$ --	$ --

Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

10.38       Multifamily Note dated August 31, 2007 between Century Properties Growth Fund XXII, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007).

10.39       Amended and Restated Multifamily Note dated August 31, 2007 between Century Properties Growth Fund XXII, a California limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007).

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