Form 10-Q
period 2009-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2009-08-12
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 205	$ 1,237
Receivables and deposits	375	296
Other assets	562	510
Investment properties:
Land	3,561	3,561
Buildings and related personal property	41,443	41,127
	45,004	44,688
Less accumulated depreciation	(29,460)	(28,419)
	15,544	16,269
	$ 16,686	$ 18,312

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 116	$ 125
Tenant security deposit liabilities	199	238
Accrued property taxes	550	522
Other liabilities	373	363
Due to affiliates (Note B)	148	--
Mortgage notes payable (Note D)	37,613	37,832
	38,999	39,080

Partners' Deficit
General partner	(3,015)	(2,949)
Limited partners (82,848 units issued and
outstanding)	(19,298)	(17,819)
	(22,313)	(20,768)
	$ 16,686	$ 18,312

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,552	$ 1,701	$ 3,150	$ 3,322
Other income	173	156	345	308
Total revenues	1,725	1,857	3,495	3,630

Expenses:
Operating	662	659	1,351	1,299
General and administrative	69	118	152	221
Depreciation	523	493	1,041	946
Interest	599	606	1,181	1,160
Property taxes	156	113	322	268
Total expenses	2,009	1,989	4,047	3,894

Casualty gain (Note C)	--	--	--	549

(Loss) income before discontinued
operations	(284)	(132)	(552)	285
Income from discontinued operations
(Note A)	--	16	--	29

Net (loss) income	$ (284)	$ (116)	$ (552)	$ 314

Net (loss) income allocated to general
partner (11.8%)	$ (33)	$ (14)	$ (65)	$ 37
Net (loss) income allocated to limited
partners (88.2%)	(251)	(102)	(487)	277
	$ (284)	$ (116)	$ (552)	$ 314

Per limited partnership unit:
(Loss) income before discontinued
operations	$ (3.03)	$ (1.40)	$ (5.88)	$ 3.03
Income from discontinued operations	--	0.17	--	0.31

Net (loss) income	$ (3.03)	$ (1.23)	$ (5.88)	$ 3.34
Distributions per limited partnership
unit	$ --	$ 37.50	$ 11.97	$ 37.50

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2008	82,848	$(2,949)	$(17,819)	$(20,768)

Distribution to partners	--	(1)	(992)	(993)

Net loss for the six months
ended June 30, 2009	--	(65)	(487)	(552)

Partners' deficit
at June 30, 2009	82,848	$ (3,015)	$ (19,298)	$ (22,313)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (552)	$ 314
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,041	1,433
Amortization of loan costs	8	37
Casualty gain	--	(549)
Change in accounts:
Receivables and deposits	(79)	(36)
Other assets	(60)	(56)
Accounts payable	86	(27)
Tenant security deposit liabilities	(39)	37
Accrued property taxes	28	(66)
Other liabilities	10	(25)
Due to affiliates	1	(5)
Net cash provided by operating activities	444	1,057

Cash flows from investing activities:
Property improvements and replacements	(411)	(2,125)
Insurance proceeds received	--	549
Net cash used in investing activities	(411)	(1,576)

Cash flows from financing activities:
Distributions to partners	(993)	(3,170)
Principal payments on mortgage notes payable	(219)	(336)
Loan costs paid	--	(77)
Repayment of advances from affiliate	--	(1,720)
Advances from affiliate	147	757
Proceeds from mortgage note payable	--	5,770
Net cash (used in) provided by financing activities	(1,065)	1,224

Net (decrease) increase in cash and cash equivalents	(1,032)	705

Cash and cash equivalents at beginning of period	1,237	250
Cash and cash equivalents at end of period	$ 205	$ 955

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,049	$ 1,611
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 22	$ 664

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $117,000 and $820,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 have been restated as of January 1, 2008 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

Three Months Ended
June 30, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 530	$ 457	$ 987
Expenses	(546)	(425)	(971)
(Loss) income from discontinued
operations	$ (16)	$ 32	$ 16

Six Months Ended
June 30, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 1,076	$ 894	$ 1,970
Expenses	(1,069)	(872)	(1,941)
Income from discontinued
operations	$ 7	$ 22	$ 29

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Organization: On October 29, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Century Properties Growth Fund XXII, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of September 18, 2008, by and between the California partnership and the Delaware partnership. All references herein to the Partnership shall mean Century Properties Growth Fund XXII, a California limited partnership, for all periods prior to October 29, 2008 and Century Properties Growth Fund XXII, LP, a Delaware limited partnership, for all periods from and after October 29, 2008.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $272,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $100,000 and $348,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $49,000 and $242,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the six months ended June 30, 2009 or 2008 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at June 30, 2009). During the six months ended June 30, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to fund the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to fund operating expenses at all of the Partnership’s investment properties.  During the six months ended June 30, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $147,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to approximately $1,000 and $32,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2008, the Partnership repaid advances and associated accrued interest of approximately $1,756,000. No such payments were made during the six months ended June 30, 2009.  Total advances and accrued interest due to AIMCO Properties, L.P. at June 30, 2009 were approximately $148,000 and are included in due to affiliates. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $96,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $192,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Gain

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds.

Note D - Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $82,000, approximately $77,000 of which were capitalized during the six months ended June 30, 2008, and are included in other assets.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note G – Subsequent Event

On July 15, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Autumn Run Apartments. The property is expected to sell during the third quarter of 2009 for a sale price of $24,745,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Autumn Run Apartments	95%	97%
Naperville, Illinois
Wood Creek Apartments (1)	91%	95%
Mesa, Arizona

(1)   The Managing General Partner attributes the decrease in occupancy at Wood Creek Apartments to poor economic conditions in the local area.

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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2009 was approximately $284,000, compared to net loss of approximately $116,000 for the three months ended June 30, 2008. The Partnership recognized a net loss of approximately $552,000 for the six months ended June 30, 2009, compared to net income of approximately $314,000 for the six months ended June 30, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assts”, the consolidated statements of operations for the three and six months ended June 30, 2008 have been restated as of January 1, 2008 to reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

Three Months Ended
June 30, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 530	$ 457	$ 987
Expenses	(546)	(425)	(971)
(Loss) income from discontinued
operations	$ (16)	$ 32	$ 16

Six Months Ended
June 30, 2008
	Copper Mill	Cooper’s Pointe
	Apartments	Apartments	Total

Revenues	$ 1,076	$ 894	$ 1,970
Expenses	(1,069)	(872)	(1,941)
Income from discontinued
operations	$ 7	$ 22	$ 29

The Partnership’s loss before discontinued operations for the three and six months ended June 30, 2009 was approximately $284,000 and $552,000, respectively, compared to loss before discontinued operations of approximately $132,000 and income before discontinued operations of approximately $285,000 for the three and six months ended June 30, 2008, respectively. The increase in loss before discontinued operations for the three months ended June 30, 2009 is due to a decrease in total revenues and an increase in total expenses. The decrease in income from continuing operations for the six months ended June 30, 2009 is due to an increase in total expenses, a decrease in total revenues and the recognition of a casualty gain during 2008. The decrease in total revenues for both the three and six months ended June 30, 2009 is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both periods primarily due to decreases in occupancy at both of the Partnership’s investment properties and the average rental rate at Wood Creek Apartments, partially offset by an increase in the average rental rate at Autumn Run Apartments. Other income increased for the three months ended June 30, 2009 primarily due to increases in lease cancellation fees and resident utility reimbursements at Autumn Run Apartments. Other income increased for the six months ended June 30, 2009 primarily due to increases in resident utility reimbursements and application fees at Wood Creek Apartments.

Total expenses increased for the three months ended June 30, 2009 due to increases in deprecation and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating and interest expenses remained relatively constant for the three months ended June 30, 2009. Total expenses increased for the six months ended June 30, 2009 due to increases in operating, deprecation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased for the six months ended June 30, 2009 due to increases in utilities and salaries and related benefits at both of the Partnership’s investment properties. Depreciation expense increased for both periods due to property improvements and replacements placed into service at both of the Partnership’s investment properties during the past twelve months. Interest expense increased for the six months ended June 30, 2009 due to a higher debt balance at Wood Creek Apartments as a result of the addition of a second mortgage on the property in March 2008, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner. Property tax expense increased for both periods primarily due to an increase in the assessed value of both of the Partnership’s investment properties and an adjustment recorded during the second quarter of 2008 related to the 2007 property taxes at Autumn Run Apartments, which are paid a year in arrears. The 2007 property tax bills were received in late June 2008 and reflected a decrease in the tax rate.

The decrease in general and administrative expenses for both the three and six months ended June 30, 2009 is primarily due to decreases in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $205,000 compared to approximately $955,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $1,032,000, from December 31, 2008, due to approximately $1,065,000 and $411,000 of cash used in financing and investing activities, respectively, partially offset by approximately $444,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by an advance received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at June 30, 2009). During the six months ended June 30, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to fund the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments and approximately $642,000 to fund operating expenses at all of the Partnership’s investment properties.  During the six months ended June 30, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $147,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to approximately $1,000 and $32,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2008, the Partnership repaid advances and associated accrued interest of approximately $1,756,000. No such payments were made during the six months ended June 30, 2009.  Total advances and accrued interest due to AIMCO Properties, L.P. at June 30, 2009 were approximately $148,000 and are included in due to affiliates. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Autumn Run Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $96,000 of capital improvements at Autumn Run Apartments, consisting primarily of roof and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Creek Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $220,000 of capital improvements at Wood Creek Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Wood Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000, approximately $77,000 of which was incurred during the six months ended June 30, 2008, and are included in other assets.

The mortgage indebtedness encumbering both of the Partnership's investment properties of approximately $37,613,000 is being amortized over varying periods with balloon payments of approximately $17,239,000, $5,917,000 and $8,365,000 due in 2016, 2019, and 2021, respectively. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership

	June 30, 2009	Unit	June 30, 2008	Unit

Refinancing proceeds (1)	$ --	$ --	$ 3,170	$ 37.50
Sale proceeds (2)	993	11.97	--	--
	$ 993	$ 11.97	$ 3,170	$ 37.50

(1)   Proceeds from the second mortgage obtained on Wood Creek Apartments.

(2)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments.

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

On July 15, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Autumn Run Apartments. The property is expected to sell during the third quarter of 2009 for a sale price of $24,745,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

     10.47       Purchase and Sale Contract between Century Properties Growth Fund XXII, LP, a Delaware limited partnership, and Autumn Run Apartments, LLC, an Illinois limited liability company, dated July 15, 2009. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 2009).

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