Form 10-Q
period 2009-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2009-11-16
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 5,819	$ 1,237
Receivables and deposits	313	233
Other assets	212	280
Investment property:
Land	2,116	2,116
Buildings and related personal property	20,221	19,907
	22,337	22,023
Less accumulated depreciation	(14,988)	(14,202)
	7,349	7,821
Assets held for sale (Note A)	--	8,741
	$ 13,693	$ 18,312

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 61	$ 125
Tenant security deposit liabilities	137	175
Accrued property taxes	144	77
Other liabilities	340	363
Due to affiliates (Note B)	135	--
Taxes payable (Note G)	54	--
Mortgage notes payable (Note D)	19,518	19,711
Liabilities related to assets held for sale
(Note A)	--	18,629
	20,389	39,080

Partners' Deficit
General partner	(1,032)	(2,949)
Limited partners (82,848 units issued and
outstanding)	(5,664)	(17,819)
	(6,696)	(20,768)
	$ 13,693	$ 18,312

Note:  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 784	$ 814	$ 2,311	$ 2,475
Other income	106	119	337	303
Total revenues	890	933	2,648	2,778

Expenses:
Operating	380	399	1,143	1,169
General and administrative	55	106	207	327
Depreciation	263	240	787	699
Interest	298	310	875	859
Property taxes	48	41	144	124
Total expenses	1,044	1,096	3,156	3,178

Loss from continuing operations	(154)	(163)	(508)	(400)

(Loss) income from discontinued
operations (Note A)	(418)	(78)	(616)	473
Gain from sale of discontinued
operations (Note F)	16,189	--	16,189	--
Net income (loss)	$ 15,617	$ (241)	$ 15,065	$ 73

Net income (loss) allocated to
general partner	$ 1,983	$ (28)	$ 1,918	$ 8
Net income (loss) allocated to
limited partners	13,634	(213)	13,147	65

	$ 15,617	$ (241)	$ 15,065	$ 73

Per limited partnership unit:
Loss from continuing operations	$ (1.65)	$ (1.74)	$ (5.41)	$ (4.26)
(Loss) income from discontinued
operations	(4.45)	(0.83)	(6.56)	5.03
Gain from sale of discontinued
operations	170.66	--	170.66	--
Net income (loss)	$ 164.56	$ (2.57)	$ 158.69	$ 0.77
Distributions per limited
partnership unit	$ --	$ --	$ 11.97	$ 37.50

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	82,848	$ --	$82,848	$ 82,848

Partners' deficit at
December 31, 2008	82,848	$(2,949)	$(17,819)	$(20,768)

Distribution to partners	--	(1)	(992)	(993)

Net income for the nine
months ended
September 30, 2009	--	1,918	13,147	15,065

Partners' deficit at
September 30, 2009	82,848	$(1,032)	$ (5,664)	$ (6,696)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 15,065	$ 73
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,562	2,205
Amortization of loan costs	19	58
Casualty gain	--	(549)
Gain from sale of discontinued operations	(16,189)	--
Loss on early extinguishment of debt	215	--
Change in accounts:
Receivables and deposits	(17)	(28)
Other assets	64	(55)
Accounts payable	53	(95)
Tenant security deposit liabilities	(101)	31
Accrued property taxes	(378)	(49)
Other liabilities	(59)	47
Due to affiliates	11	50
Net cash provided by operating activities	245	1,688

Cash flows from investing activities:
Property improvements and replacements	(549)	(3,583)
Net deposits to restricted escrows	--	(2,720)
Proceeds from sale of discontinued operations	6,094	--
Insurance proceeds received	--	549
Deferred revenue	--	2,720
Net cash provided by (used in) investing
activities	5,545	(3,034)

Cash flows from financing activities:
Repayment of advances from affiliate	(123)	(1,720)
Advances from affiliate	247	1,382
Principal payments on mortgage notes payable	(339)	(518)
Proceeds from mortgage note payable	--	5,770
Loan costs paid	--	(82)
Distributions to partners	(993)	(3,170)
Net cash (used in) provided by financing
activities	(1,208)	1,662

Net increase in cash and cash equivalents	4,582	316

Cash and cash equivalents at beginning of period	1,237	250
Cash and cash equivalents at end of period	$ 5,819	$ 566
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,733	$ 2,452

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 239
Deferred revenue included in assets and
liabilities held for sale	$ --	$ 43
Assumption of mortgage notes payable by the purchaser	$ 17,975	$ --

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $117,000 and $820,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of FCMC, the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 have been restated as of January 1, 2008 to reflect the operations of Autumn Run Apartments as (loss) income from discontinued operations and the assets and liabilities of Autumn Run Apartments as of December 31, 2008 are reflected as held for sale due to its sale on September 30, 2009. The consolidated statements of operations for the three and nine months ended September 30, 2008 also reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Autumn Run	Autumn Run
	Apartments	Apartments

Revenues	$ 851	$ 2,588
Expenses	(1,054)	(2,989)
Loss on early extinguishment of debt	(215)	(215)
Loss from discontinued operations	$ (418)	$ (616)

Three Months Ended
September 30, 2008
	Copper Mill	Cooper’s Pointe	Autumn Run
	Apartments	Apartments	Apartments	Total

Revenues	$ 548	$ 463	$ 896	$ 1,907
Expenses	(572)	(441)	(972)	(1,985)
(Loss) income from
discontinued operations	$ (24)	$ 22	$ (76)	$ (78)

	Nine Months Ended
	September 30, 2008
	Copper Mill	Cooper’s Pointe	Autumn Run
	Apartments	Apartments	Apartments	Total

Revenues	$ 1,624	$ 1,358	$ 2,681	$ 5,663
Expenses	(1,640)	(1,315)	(2,784)	(5,739)
Casualty gain	--	--	549	549
(Loss) income from
discontinued operations	$ (16)	$ 43	$ 446	$ 473

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $412,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $592,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property, assets held for sale and gain from sale of discontinued operations for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $53,000 and $436,000, respectively. At September 30, 2009, approximately $10,000 of reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. There were no such amounts owed at December 31, 2008. Subsequent to September 30, 2009, the outstanding reimbursements were paid to affiliates of the Managing General Partner.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the nine months ended September 30, 2009 or 2008 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at September 30, 2009). During the nine months ended September 30, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to fund the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments, approximately $642,000 to fund operating expenses at all of the Partnership’s investment properties, and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments. During the nine months ended September 30, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to approximately $3,000 and $38,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership repaid advances and associated accrued interest of approximately $125,000 and $1,756,000, respectively. Total advances and accrued interest due to AIMCO Properties, L.P. at September 30, 2009 were approximately $125,000 and are included in due to affiliates. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $125,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $96,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $192,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds, which is included in (loss) income from discontinued operations.

Note D - Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs associated with the second mortgage were approximately $82,000 and are included in other assets.

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Disposition of Investment Property

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sale price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,189,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

Note G – Partnership Income Taxes

The Partnership is subject to an entity tax that is based upon the Partnership’s base income in Illinois. Autumn Run Apartments, was subject to local taxes based upon net income. During the nine months ended September 30, 2009, as a result of the sale of Autumn Run Apartments, the Partnership recognized current tax expense of approximately $54,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at September 30, 2009.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on the properties, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on the properties could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Note I – Subsequent Event

Subsequent to September 30, 2009, the Partnership distributed approximately $4,977,000 (approximately $4,861,000 to the limited partners or $58.67 per limited partnership unit) from proceeds from the sale of Autumn Run Apartments.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Wood Creek Apartments	93%	94%
Mesa, Arizona

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income was approximately $15,617,000 for the three months ended September 30, 2009, compared to net loss of approximately $241,000 for the three months ended September 30, 2008. The Partnership’s net income was approximately $15,065,000 for the nine months ended September 30, 2009, compared to net income of approximately $73,000 for the nine months ended September 30, 2008. The accompanying statements of operations for the three and nine months ended September 30, 2008 have been restated as of January 1, 2008 to reflect the operations of Autumn Run Apartments as (loss) income from discontinued operations and the assets and liabilities of Autumn Run Apartments as of December 31, 2008 are reflected as held for sale due to its sale on September 30, 2009. The consolidated statements of operations for the three and nine months ended September 30, 2008 also reflect the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as (loss) income from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Autumn Run	Autumn Run
	Apartments	Apartments

Revenues	$ 851	$ 2,588
Expenses	(1,054)	(2,989)
Loss on early extinguishment of debt	(215)	(215)
Loss from discontinued operations	$ (418)	$ (616)

Three Months Ended
September 30, 2008
	Copper Mill	Cooper’s Pointe	Autumn Run
	Apartments	Apartments	Apartments	Total

Revenues	$ 548	$ 463	$ 896	$ 1,907
Expenses	(572)	(441)	(972)	(1,985)
(Loss) income from
discontinued operations	$ (24)	$ 22	$ (76)	$ (78)

	Nine Months Ended
	September 30, 2008
	Copper Mill	Cooper’s Pointe	Autumn Run
	Apartments	Apartments	Apartments	Total

Revenues	$ 1,624	$ 1,358	$ 2,681	$ 5,663
Expenses	(1,640)	(1,315)	(2,784)	(5,739)
Casualty gain	--	--	549	549
(Loss) income from
discontinued operations	$ (16)	$ 43	$ 446	$ 473

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sale price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,189,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds, which is included in (loss) income from discontinued operations.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2009 was approximately $154,000 and $508,000, respectively. The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2008 was approximately $163,000 and $400,000, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2009 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2009 is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased for the three months ended September 30, 2009 due to decreases in both rental and other income. Total revenues decreased for the nine months ended September 30, 2009 due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased for both periods primarily due to a decrease in the average rental rate at Wood Creek Apartments. Other income decreased for the three months ended September 30, 2009 due to decreases in resident utility reimbursements and lease cancellation fees at the property. Other income increased for the nine months ended September 30, 2009 primarily due to increases in tenant utility reimbursements and application fees at the property.

The decrease in total expenses for the three months ended September 30, 2009 is due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses. Total expenses decreased for the nine months ended September 30, 2009 due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation, interest and property tax expenses. Operating expenses decreased for both the three and nine months ended September 30, 2009 due to decreases in advertising, insurance premiums and contract maintenance expense at the property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. Property tax expense increased for both periods primarily due to increases in the assessed value and tax rate at the Partnership’s investment property. The decrease in interest expense for the three months ended September 30, 2009 is primarily due to scheduled principal payments made on the mortgages encumbering Wood Creek Apartments, which reduced the carrying balance of the loans. The increase in interest expense for the nine months ended September 30, 2009 is primarily due to the second mortgage obtained on Wood Creek Apartments in March 2008, as discussed in “Liquidity and Capital Resources”.

The decrease in general and administrative expenses for both the three and nine months ended September 30, 2009 is primarily due to decreases in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $5,819,000, compared to approximately $1,237,000 at December 31, 2008. The increase in cash and cash equivalents of approximately $4,582,000 is due to approximately $5,545,000 and $245,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $1,208,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Autumn Run Apartments, partially offset by property improvements and replacements.  Cash used in financing activities consisted of a distribution to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances received from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at September 30, 2009). During the nine months ended September 30, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to fund the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments, approximately $642,000 to fund operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments. During the nine months ended September 30, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to approximately $3,000 and $38,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership repaid advances and associated accrued interest of approximately $125,000 and $1,756,000, respectively. Total advances and accrued interest due to AIMCO Properties, L.P. at September 30, 2009 were approximately $125,000 and are included in due to affiliates. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $125,000.

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

Autumn Run Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $118,000 of capital improvements at Autumn Run Apartments, consisting primarily of roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Autumn Run Apartments to a third party on September 30, 2009.

Wood Creek Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $314,000 of capital improvements at Wood Creek Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Wood Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000 and are included in other assets.

The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,518,000 is being amortized over varying periods with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited

	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Refinancing proceeds (1)	$ --	$ --	$ 3,170	$ 37.50
Sale proceeds (2)	993	11.97	--	--
	$ 993	$ 11.97	$ 3,170	$ 37.50

(1)   Proceeds from the second mortgage obtained on Wood Creek Apartments.

(2)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments.

Subsequent to September 30, 2009, the Partnership distributed approximately $4,977,000 (approximately $4,861,000 to the limited partners or $58.67 per limited partnership unit) from proceeds from the sale of Autumn Run Apartments. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.47       Purchase and Sale Contract between Century Properties Growth Fund XXII, LP, a Delaware limited partnership, and Autumn Run Apartments, LLC, an Illinois limited liability company, dated July 15, 2009. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 2009.

10.48       First Amendment to Purchase and Sale Contract between Century Properties Growth Fund XXII, LP, a Delaware limited partnership, and Autumn Run Apartments, LLC, an Illinois limited liability company, dated August 5, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 5, 2009.

10.49       Second Amendment to Purchase and Sale Contract between Century Properties Growth Fund XXII, LP, a Delaware limited partnership, and Autumn Run Apartments, LLC, an Illinois limited liability company, dated August 6, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 5, 2009.

10.50       Third Amendment to Purchase and Sale Contract between Century Properties Growth Fund XXII, LP, a Delaware limited partnership, and Autumn Run Apartments, LLC, an Illinois limited liability company, dated September 8, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2009.

10.51       Fourth Amendment to Purchase and Sale Contract between Century Properties Growth Fund XXII, LP, a Delaware limited partnership, and Autumn Run Apartments, LLC, an Illinois limited liability company, dated September 17, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 17, 2009.

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