Form 10-K
period 2009-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2010-03-29
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

General

Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") was organized in August 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners IV (the “General Partner”), a California general partnership, is the general partner of the Partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.  The managing general partner of FRI is NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"). The Managing General Partner and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2016, unless terminated prior to such date. The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in limited partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio.  The Partnership continues to own and operate one residential property. One property was acquired by the lender through foreclosure in 1992, one property was sold in each of 1995, 2001 and 2005, three properties were sold in 2006, two properties were sold in 2008 and one property was sold in 2009. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

The Partnership has no full-time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership.  The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services for the Partnership's investment property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Wood Creek Apartments	5/84	Fee ownership subject to	Apartment
Mesa, Arizona		first and second mortgages (1)	432 units

(1)   Property is held by a limited partnership in which the Partnership owns a 100% interest.

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sales price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,181,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $4,331,000 after payment of closing costs of approximately $75,000 and the assumption of the mortgage debt encumbering the property of approximately $10,194,000 by the purchaser. As a result of the sale, the Partnership recognized a gain of approximately $9,139,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $5,427,000 after payment of closing costs of approximately $138,000 and the assumption of the mortgage debt encumbering the property of approximately $7,435,000 by the purchaser. As a result of the sale, the Partnership recognized a gain of approximately $8,223,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2009.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 22,417	$ 15,250	5-30 yrs	S/L	$ 4,158

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments
1st mortgage	$13,798	5.87%	30 yrs	08/2016	$12,190
2nd mortgage	5,651	5.68%	30 yrs	08/2016	5,049
Total	$19,449				$17,239

(1)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)   Fixed rate mortgages.

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property were as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Wood Creek Apartments	$ 7,666	$ 8,072	94%	95%

The real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$201	0.68%

Capital Expenditures

Wood Creek Apartments

During the year ended December 31, 2009, the Partnership completed approximately $394,000 in capital expenditures at Wood Creek Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Autumn Run Apartments

During the year ended December 31, 2009, the Partnership completed approximately $118,000 in capital expenditures at Autumn Run Apartments, consisting primarily of roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Autumn Run Apartments to a third party on September 30, 2009.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants  received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.   The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,439 holders of record owning an aggregate of 82,848 Units at December 31, 2009. Affiliates of the Managing General Partner owned 54,702.50 Units or 66.03% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts, which include the distribution payable, during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Refinancing
proceeds (1)	$ --	$ --	$ 3,170	$ 37.50
Saleproceeds (2)	6,422	75.97	7,458	89.37
	$ 6,422	$ 75.97	$ 10,628	$ 126.87

(1)   Proceeds from the second mortgage obtained on Wood Creek Apartments.

(2)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments and the September 2009 sale of Autumn Run Apartments.

For 2009, the distribution payable of approximately $512,000 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2010 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership recognized net income of approximately $14,913,000 and $16,880,000 for the years ended December 31, 2009 and 2008, respectively. The consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” have been restated as of January 1, 2008 to reflect the operations of Autumn Run Apartments as income from discontinued operations and the assets and liabilities of Autumn Run Apartments as of December 31, 2008 are reflected as held for sale due to its sale on September 30, 2009. The consolidated statement of operations for the year ended December 31, 2008 also reflects the operations of Copper Mill Aparments and Cooper’s Pointe Apartments as loss from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended
December 31, 2009
Autumn Run
Apartments

Revenues	$ 2,574
Expenses	(2,963)
Loss on early extinguishment of debt	(215)
Loss from discontinued operations	$ (604)

	Year Ended
	December 31, 2008
	Copper Mill	Cooper’s Pointe	Autumn Run
	Apartments	Apartments	Apartments	Total

Revenues	$ 1,760	$ 1,490	$ 3,562	$ 6,812
Expenses	(1,818)	(1,469)	(3,754)	(7,041)
Loss on early extinguishment
of debt	(118)	(66)	--	(184)
Casualty gain	--	--	549	549
(Loss) income from
discontinued operations	$ (176)	$ (45)	$ 357	$ 136

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sales price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,181,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $4,331,000 after payment of closing costs of approximately $75,000 and the assumption of the mortgage debt encumbering the property of approximately $10,194,000 by the purchaser. As a result of the sale, the Partnership recognized a gain of approximately $9,139,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $5,427,000 after payment of closing costs of approximately $138,000 and the assumption of the mortgage debt encumbering the property of approximately $7,435,000 by the purchaser. As a result of the sale, the Partnership recognized a gain of approximately $8,223,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $549,000, due to the receipt of additional insurance proceeds, which is included in (loss) income from discontinued operations.

The Partnership’s loss from continuing operations for the years ended December 31, 2009 and 2008 was approximately $664,000 and $618,000, respectively. The increase in loss from continuing operations is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased primarily due to a decrease in the average rental rate at Wood Creek Apartments in an effort to maintain occupancy at the property as a result of poor economic conditions. Other income increased primarily due to increases in tenant utility reimbursements at the property.

The decrease in total expenses is due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation and property tax expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to decreases in hazard insurance premiums and contract maintenance expense at the property. Depreciation expense increased due to property improvements and replacements placed into service at the Partnership’s investment property during the past twelve months. Property tax expense increased primarily due to an increase in the assessed value of the Partnership’s investment property.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $631,000, compared to approximately $1,237,000 at December 31, 2008. The decrease in cash and cash equivalents of approximately $606,000 is due to approximately $6,318,000 of cash used in financing activities, partially offset by approximately $5,465,000 and $247,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances received from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net proceeds from the sale of Autumn Run Apartments, partially offset by property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to approximately $3,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid advances and associated accrued interest of approximately $250,000 and $2,391,000, respectively. At December 31, 2009 and 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $5,770,000 on Woodcreek Apartments. The second mortgage loan bears interest at a fixed rate of 5.68% per annum, and requires monthly payments of principal and interest of approximately $33,000, beginning on May 1, 2008 through the August 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $5,049,000 due at maturity. As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,449,000 is amortized over thirty years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts, which include the distribution payable, during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Refinancing
proceeds (1)	$ --	$ --	$ 3,170	$ 37.50
Saleproceeds (2)	6,422	75.97	7,458	89.37
	$ 6,422	$ 75.97	$ 10,628	$ 126.87

(1)   Proceeds from the second mortgage obtained on Wood Creek Apartments.

(2)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments and the September 2009 sale of Autumn Run Apartments.

For 2009, the distribution payable of approximately $512,000 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and it affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES GROWTH FUND XXII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Growth Fund XXII, LP as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII, LP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 631	$ 1,237
Receivables and deposits	271	233
Other assets	184	280
Investment property (Notes C and D):
Land	2,116	2,116
Buildings and related personal property	20,301	19,907
	22,417	22,023
Less accumulated depreciation	(15,250)	(14,202)
	7,167	7,821
Assets held for sale (Notes A and G)	--	8,741
	$ 8,253	$ 18,312

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 56	$ 125
Tenant security deposit liabilities	124	175
Accrued property taxes	101	77
Other liabilities	216	363
Taxes payable (Note E)	72	--
Distribution payable (Note H)	512	--
Mortgage notes payable (Note C)	19,449	19,711
Liabilities related to assets held for sale
(Notes A and G)	--	18,629
	20,530	39,080

Partners' Deficit
General partner	(1,178)	(2,949)
Limited partners (82,848 units issued and
outstanding)	(11,099)	(17,819)
	(12,277)	(20,768)
	$ 8,253	$ 18,312

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 3,062	$ 3,292
Other income	461	401
Total revenues	3,523	3,693

Expenses:
Operating	1,496	1,590
General and administrative	272	459
Depreciation	1,048	945
Interest	1,170	1,163
Property taxes	201	154
Total expenses	4,187	4,311

Loss from continuing operations	(664)	(618)

(Loss) income from discontinued operations
(Note A)	(604)	136
Gain from sale of discontinued operations (Note G)	16,181	17,362
Net income (Note E)	$14,913	$16,880

Net income allocated to general partner	$ 1,899	$ 2,507
Net income allocated to limited partners	13,014	14,373
	$14,913	$16,880
Per limited partnership unit:
Loss from continuing operations	$ (7.07)	$ (6.58)
(Loss) income from discontinued operations	(6.43)	1.45
Gain from sale of discontinued operations	170.58	178.62
	$157.08	$173.49

Distributions per limited partnership unit	$ 75.97	$126.87

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit at
December 31, 2007	82,848	$(5,339)	$(21,681)	$(27,020)

Distributions to partners	--	(117)	(10,511)	(10,628)

Net income for the year ended
December 31, 2008	--	2,507	14,373	16,880

Partners' deficit
at December 31, 2008	82,848	(2,949)	(17,819)	(20,768)

Distributions to partners	--	(128)	(6,294)	(6,422)

Net income for the year ended
December 31, 2009	--	1,899	13,014	14,913

Partners' deficit at
December 31, 2009	82,848	$(1,178)	$(11,099)	$(12,277)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 14,913	$ 16,880
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,824	2,709
Amortization of loan costs	24	73
Gain from sale of discontinued operations	(16,181)	(17,362)
Casualty gain	--	(549)
Loss on early extinguishment of debt	215	184
Change in accounts:
Receivables and deposits	25	268
Other assets	87	91
Accounts payable	48	(179)
Tenant security deposit liabilities	(114)	(69)
Accrued property taxes	(421)	(130)
Other liabilities	(173)	(188)
Due to affiliates	--	(5)
Net cash provided by operating activities	247	1,723

Cash flows from investing activities:
Property improvements and replacements	(629)	(4,467)
Insurance proceeds received	--	549
Proceeds from sale of discontinued operations	6,094	9,758
Net cash provided by investing activities	5,465	5,840

Cash flows from financing activities:
Repayment of advances from affiliate	(247)	(2,345)
Advances from affiliate	247	1,382
Principal payments on mortgage notes payable	(408)	(673)
Proceeds from mortgage note payable	--	5,770
Loan costs paid	--	(82)
Distributions to partners	(5,910)	(10,628)
Net cash used in financing activities	(6,318)	(6,576)

Net (decrease) increase in cash and cash equivalents	(606)	987
Cash and cash equivalents at beginning of year	1,237	250
Cash and cash equivalents at end of year	$ 631	$ 1,237
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,021	$ 3,256
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 117
Assumption of mortgage notes payable by the purchaser	$ 17,975	$ 17,629
Distribution payable to partners	$ 512	$ --

Included in accounts payable at December 31, 2007 were approximately $820,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization

Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") is a Delaware Limited Partnership organized in August 1984 to acquire and operate residential apartment complexes. The Partnership's general partner is Fox Partners IV (the “General Partner”), a California general partnership.  The general partners of Fox Partners IV are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2016 unless terminated prior to such date. The Partnership commenced operations on September 25, 1984. The Partnership currently operates one apartment property in Arizona.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation

The accompanying consolidated statements of operations for the year ended December 31, 2008 have been restated as of January 1, 2008 to reflect the operations of Autumn Run Apartments as income from discontinued operations and the assets and liabilities of Autumn Run Apartments as of December 31, 2008 are reflected as held for sale due to its sale on September 30, 2009. The consolidated statement of operations for the year ended December 31, 2008 also reflects the operations of Copper Mill Apartments and Cooper’s Pointe Apartments as loss from discontinued operations due to their sales on October 24, 2008 and October 29, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Year Ended
December 31, 2009
Autumn Run
Apartments

Revenues	$ 2,574
Expenses	(2,963)
Loss on early extinguishment of debt	(215)
Loss from discontinued operations	$ (604)

	Year Ended
	December 31, 2008
	Copper Mill	Cooper’s Pointe	Autumn Run
	Apartments	Apartments	Apartments	Total

Revenues	$ 1,760	$ 1,490	$ 3,562	$ 6,812
Expenses	(1,818)	(1,469)	(3,754)	(7,041)
Loss on early extinguishment
of debt	(118)	(66)	--	(184)
Casualty gain	--	--	549	549
(Loss) income from
discontinued operations	$ (176)	$ (45)	$ 357	$ 136

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Wood Creek CPGF 22, L.P. The Partnership owns a 100% interest in this partnership.  The Partnership has the ability to control the major operating and financial policies of this partnership. All interpartnership transactions have been eliminated.

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

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $569,000 and $1,079,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2009 and 2008, loan costs of approximately $203,000 and $528,000, respectively, less accumulated amortization of approximately $58,000 and $144,000 for the years ended December 31, 2009 and 2008, respectively, are included in other assets and assets held for sale. During the year ended December 31, 2009, loan costs of approximately $325,000 and amortization of approximately $110,000 were written off in connection with the sale of Autumn Run Apartments. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $24,000 and $73,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $22,000 for each of the years 2010 through 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.   The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $100,000 and $184,000 for the years ended December 31, 2009 and 2008, respectively, are included in operating expenses and (loss) income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $301,000 and $521,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $157,000 and $704,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain from sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and gain from sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $496,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2009 and 2008 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments.  Interest expense on the outstanding advance balances amounted to approximately $3,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid advances and associated accrued interest of approximately $250,000 and $2,391,000, respectively. At December 31, 2009 and 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $97,000 and $192,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Wood Creek
Apartments
1st mortgage	$13,798	$13,992	$ 85	5.87%	08/2016	$12,190
2nd mortgage	5,651	5,719	33	5.68%	08/2016	5,049
Total	$19,449	$19,711	$118			$17,239

(1)   Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009, are as follows (in thousands):

2010	$ 284
2011	301
2012	316
2013	338
2014	359
Thereafter	17,851
$19,449

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$19,449	$ 2,130	$ 13,440	$ 6,847

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 20,301	$ 22,417	$ 15,250	1985	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 44,688	$ 65,012
Property improvements and replacements	512	3,764
Sale of properties	(22,783)	(24,088)
Balance at end of year	$ 22,417	$ 44,688

Accumulated Depreciation
Balance at beginning of year	$ 28,419	$ 39,781
Additions charged to expense	1,824	2,709
Sale of properties	(14,993)	(14,071)
Balance at end of year	$ 15,250	$ 28,419

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2009 and 2008, is approximately $20,130,000 and $42,295,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2009 and 2008, is approximately $15,972,000 and $33,527,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2009	2008

Net income as reported	$14,913	$16,880
Add (deduct):
Depreciation differences	742	809
Change in prepaid rent	(27)	(18)
Gain on sale of properties	3,768	2,324
Casualty gain	--	(474)
Other	(112)	(71)

Federal taxable income	$19,284	$19,450
Federal taxable income per limited
partnership unit	$202.69	$204.13

For 2009 and 2008, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

	2009	2008
	(in thousands)
Net liabilities as reported	$(12,277)	$(20,768)
Land and buildings	(2,287)	(2,393)
Accumulated depreciation	(722)	(5,108)
Syndication	12,427	12,427
Other	581	261
Net liabilities - Federal tax basis	$ (2,278)	$(15,581)

The Partnership is subject to an entity tax that is based upon the Partnership’s base income in Illinois. Autumn Run Apartments was subject to local taxes based upon net income. During the year ended December 31, 2009, as a result of the sale of Autumn Run Apartments, the Partnership recognized current tax expense of approximately $72,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at December 31, 2009.

Note F – Casualty Event

During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $142,000 at Autumn Run Apartments related to a fire that damaged twelve units on June 21, 2007.  The gain was the result of the receipt of insurance proceeds of approximately $270,000, partially offset by the write off of approximately $128,000 of undepreciated property improvements and replacements. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $549,000 due to the receipt of additional insurance proceeds, which is included in (loss) income from discontinued operations.

Note G – Disposition of Investment Properties

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sales price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,181,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

On October 24, 2008, the Partnership sold Copper Mill Apartments to a third party for a gross sales price of approximately $14,600,000. The net proceeds received by the Partnership were approximately $4,331,000 after payment of closing costs of approximately $75,000 and the assumption of the mortgage debt encumbering the property of approximately $10,194,000 by the purchaser. As a result of the sale, the Partnership recognized a gain of approximately $9,139,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs.

On October 29, 2008, the Partnership sold Cooper’s Pointe Apartments to a third party for a gross sales price of approximately $13,000,000. The net proceeds received by the Partnership were approximately $5,427,000 after payment of closing costs of approximately $138,000 and the assumption of the mortgage debt encumbering the property of approximately $7,435,000 by the purchaser. As a result of the sale, the Partnership recognized a gain of approximately $8,223,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

Note H – Distributions

The Partnership distributed the following amounts, which include the distribution payable, during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Refinancing
proceeds (1)	$ --	$ --	$ 3,170	$ 37.50
Saleproceeds (2)	6,422	75.97	7,458	89.37
	$ 6,422	$ 75.97	$ 10,628	$ 126.87

(1)   Proceeds from the second mortgage obtained on Wood Creek Apartments.

(2)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments and the September 2009 sale of Autumn Run Apartments.

For 2009, the distribution payable of approximately $512,000 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants  received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.   The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on the property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

Market Ventures, LLC	45.0	0.06%
AIMCO IPLP, L.P.	17,341.5	20.93%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.59%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,857.0	38.45%
(an affiliate of AIMCO)

AIMCO IPLP, L.P., IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $301,000 and $521,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and (loss) income from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $157,000 and $704,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain from sale of discontinued operations on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property, assets held for sale and gain from sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $496,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2009 and 2008 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2008, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $115,000 to cover the rate lock deposit associated with obtaining the second mortgage loan on Wood Creek Apartments,  approximately $642,000 to cover operating expenses at all of the Partnership’s investment properties and approximately $625,000 to fund capital improvements at Cooper’s Pointe Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to approximately $3,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid advances and associated accrued interest of approximately $250,000 and $2,391,000, respectively. At December 31, 2009 and 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $97,000 and $192,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $48,000 and $77,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $15,000 and $23,000 for 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financials Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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