Form 10-Q
period 2010-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2010-05-14
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 369	$ 631
Receivables and deposits	253	271
Other assets	199	184
Investment property:
Land	2,116	2,116
Buildings and related personal property	20,388	20,301
	22,504	22,417
Less accumulated depreciation	(15,505)	(15,250)
	6,999	7,167
	$ 7,820	$ 8,253

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 141	$ 56
Tenant security deposit liabilities	122	124
Accrued property taxes	154	101
Other liabilities	190	216
Taxes payable (Note D)	--	72
Distribution payable (Note E)	290	512
Mortgage notes payable	19,376	19,449
	20,273	20,530

Partners' Deficit
General partner	(1,199)	(1,178)
Limited partners (82,848 units issued and
outstanding)	(11,254)	(11,099)
	(12,453)	(12,277)
	$ 7,820	$ 8,253

Note:  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 724	$ 771
Other income	121	131
Total revenues	845	902

Expenses:
Operating	377	394
General and administrative	47	83
Depreciation	255	262
Interest	288	279
Property taxes	54	48
Total expenses	1,021	1,066

Loss from continuing operations	(176)	(164)

Loss from discontinued operations (Note A)	--	(104)
Net loss	$ (176)	$ (268)

Net loss allocated to general partner (11.8%)	$ (21)	$ (32)
Net loss allocated to limited partners (88.2%)	(155)	(236)
	$ (176)	$ (268)

Per limited partnership unit:
Loss from continuing operations	$ (1.87)	$ (1.74)
Loss from discontinued operations	--	(1.11)
Net loss	$ (1.87)	$ (2.85)

Distribution per limited partnership unit	$ --	$ 11.97

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2009	82,848	$(1,178)	$(11,099)	$(12,277)

Net loss for the three months
ended March 31, 2010	--	(21)	(155)	(176)

Partners' deficit
at March 31, 2010	82,848	$(1,199)	$(11,254)	$(12,453)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (176)	$ (268)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	255	518
Amortization of loan costs	5	--
Change in accounts:
Receivables and deposits	18	(99)
Other assets	(20)	(72)
Accounts payable	76	51
Tenant security deposit liabilities	(2)	(24)
Accrued property taxes	53	166
Other liabilities	(26)	43
Taxes payable	(72)	--
Net cash provided by operating activities	111	315

Cash flows used in investing activities:
Property improvements and replacements	(78)	(260)

Cash flows from financing activities:
Distributions to partners	(222)	(993)
Principal payments on mortgage notes payable	(73)	(100)
Net cash used in financing activities	(295)	(1,093)

Net decrease in cash and cash equivalents	(262)	(1,038)
Cash and cash equivalents at beginning of period	631	1,237
Cash and cash equivalents at end of period	$ 369	$ 199

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 282	$ 457
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 9	$ 16

Included in property improvements and replacements for the three months ended March 31, 2009 are approximately $117,000 of property improvements and replacements, which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statement of operations for the three months ended March 31, 2009 has been restated as of January 1, 2009 to reflect the operations of Autumn Run Apartments as loss from discontinued operations due to its sale on September 30, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Three Months Ended
March 31, 2009

Revenues	$ 868
Expenses	(972)
Loss from discontinued operations	$ (104)

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $92,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $23,000 and $77,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $43,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the three months ended March 31, 2010 or 2009 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. There were no advances made to the Partnership during the three months ended March 31, 2010 or 2009. At March 31, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. The Partnership repaid this advance and associated accrued interest of approximately $23,000 subsequent to March 31, 2010.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $20,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $97,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Taxes Payable

The Partnership was subject to an entity tax that was based upon the Partnership’s base income in Illinois. During the year ended December 31, 2009, as a result of the sale of Autumn Run Apartments, the Partnership recognized current tax expense of approximately $72,000, which is reflected as a reduction of gain from sale of discontinued operations for the year ended December 31, 2009. The corresponding liability was included in taxes payable at December 31, 2009. This amount was paid during the three months ended March 31, 2010.

Note E – Distribution Payable

The distribution payable at March 31, 2010 and December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the three months ended March 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $290,000 at March 31, 2010 will be paid with a subsequent distribution.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants  received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Wood Creek Apartments	95%	91%
Mesa, Arizona

The Managing General Partner attributes the increase in occupancy at Wood Creek Apartments to competitive pricing efforts.

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

Results of Operations

The Partnership recognized net losses of approximately $176,000 and $268,000 for the three months ended March 31, 2010 and 2009, respectively.  The statement of operations for the three months ended March 31, 2009 has been restated as of January 1, 2009 to reflect the operations of Autumn Run Apartments as loss from discontinued operations due to its sale on September 30, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Three Months Ended
March 31, 2009

Revenues	$ 868
Expenses	(972)
Loss from discontinued operations	$ (104)

The Partnership’s loss from continuing operations for the three months ended March 31, 2010 and 2009 was approximately $176,000 and $164,000, respectively. The increase in loss from continuing operations is due to a decrease in total revenues, partially offset by a decrease in total expenses.

Total revenues decreased due to decreases in both rental and other income.  Rental income decreased due to a decrease in the average rental rate, partially offset by an increase in occupancy at Wood Creek Apartments. Other income decreased primarily due to a decrease in tenant utility reimbursements at Wood Creek Apartments.

Total expenses decreased due to decreases in operating and general and administrative expenses, partially offset by an increase in property tax expense. Both depreciation and interest expense remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to decreases in advertising costs, utility expenses, contract services and insurance expense as a result of decreased premiums at the property. The increase in property tax expense is primarily due to an increase in the assessed value, partially offset by a decrease in the tax rate at the Partnership’s investment property.

The decrease in general and administrative expenses is primarily due to decreases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009  are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $369,000, compared to approximately $631,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $262,000 due to approximately $295,000 and $78,000 of cash used in financing and investing activities, respectively, partially offset by approximately $111,000 of cash provided by operating activities.  Cash used in financing activities consisted of a distribution to certain partners (as discussed below) and principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. There were no advances made to the Partnership during the three months ended March 31, 2010 or 2009. At March 31, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. The Partnership repaid this advance and associated accrued interest of approximately $23,000 subsequent to March 31, 2010.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2010, the Partnership completed approximately $87,000 of capital improvements at Wood Creek Apartments, consisting primarily of kitchen and bath upgrades, floor covering replacement and construction related to minor storm damage at the property. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,376,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2010	Unit	March 31, 2009	Unit

Sale proceeds (1)	$ --	$ --	$ 993	$ 11.97

(1)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments.

The distribution payable at March 31, 2010 and December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the three months ended March 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $290,000 at March 31, 2010 will be paid with a subsequent distribution.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants  received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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