Form 10-Q
period 2010-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2010-11-12
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 222	$ 631
Receivables and deposits	188	271
Other assets	170	184
Investment property:
Land	2,116	2,116
Buildings and related personal property	20,517	20,301
	22,633	22,417
Less accumulated depreciation	(16,008)	(15,250)
	6,625	7,167
	$ 7,205	$ 8,253

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 45	$ 56
Tenant security deposit liabilities	126	124
Accrued property taxes	161	101
Other liabilities	185	216
Taxes payable (Note D)	--	72
Distribution payable (Note E)	229	512
Mortgage notes payable	19,239	19,449
	19,985	20,530

Partners' Deficit
General partner	(1,323)	(1,178)
Limited partners (82,848 units issued and
outstanding)	(11,457)	(11,099)
	(12,780)	(12,277)
	$ 7,205	$ 8,253

Note:  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 731	$ 784	$ 2,194	$ 2,311
Other income	141	106	385	337
Total revenues	872	890	2,579	2,648

Expenses:
Operating	345	380	1,038	1,143
General and administrative	43	55	152	207
Depreciation	255	263	765	787
Interest	291	298	869	875
Property taxes	54	48	161	144
Total expenses	988	1,044	2,985	3,156

Loss from continuing operations	(116)	(154)	(406)	(508)

Loss from discontinued operations
(Note A)	--	(418)	--	(616)
Gain from sale of discontinued
operations (Note G)	--	16,189	--	16,189
Net (loss) income	$ (116)	$ 15,617	$ (406)	$ 15,065

Net (loss) income allocated to
general partner	$ (14)	$ 1,983	$ (48)	$ 1,918
Net (loss) income allocated to
limited partners	(102)	13,634	(358)	13,147

	$ (116)	$ 15,617	$ (406)	$ 15,065

Per limited partnership unit:
Loss from continuing operations	$ (1.23)	$ (1.65)	$ (4.32)	$ (5.41)
Loss from discontinued operations	--	(4.45)	--	(6.56)
Gain from sale of discontinued
operations	--	170.66	--	170.66
Net (loss) income	$ (1.23)	$ 164.56	$ (4.32)	$ 158.69
Distribution per limited
partnership unit	$ --	$ --	$ --	$ 11.97

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2009	82,848	$(1,178)	$(11,099)	$(12,277)

Distribution to general partner
(Note E)	--	(97)	--	(97)

Net loss for the nine months
ended September 30, 2010	--	(48)	(358)	(406)

Partners' deficit
at September 30, 2010	82,848	$(1,323)	$(11,457)	$(12,780)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (406)	$ 15,065
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	765	1,562
Amortization of loan costs	16	19
Casualty gain	(2)	--
Gain from sale of discontinued operations	--	(16,189)
Loss on early extinguishment of debt	--	215
Change in accounts:
Receivables and deposits	12	(17)
Other assets	(2)	64
Accounts payable	(17)	53
Tenant security deposit liabilities	2	(101)
Accrued property taxes	60	(378)
Other liabilities	(31)	(59)
Due to affiliates	--	11
Taxes payable	(72)	--
Net cash provided by operating activities	325	245

Cash flows from investing activities:
Property improvements and replacements	(218)	(549)
Proceeds from sale of discontinued operations	--	6,094
Insurance proceeds received	3	--
Net cash (used in) provided by investing activities	(215)	5,545

Cash flows from financing activities:
Distributions to partners	(309)	(993)
Principal payments on mortgage notes payable	(210)	(339)
Repayment of advances from affiliate	(23)	(123)
Advances from affiliate	23	247
Net cash used in financing activities	(519)	(1,208)

Net (decrease) increase in cash and cash equivalents	(409)	4,582

Cash and cash equivalents at beginning of period	631	1,237
Cash and cash equivalents at end of period	$ 222	$ 5,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 857	$ 1,733

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 6	$ --
Assumption of mortgage notes payable by the purchaser	$ --	$ 17,975

Included in property improvements and replacements for the nine months ended September 30, 2009 are approximately $117,000 of property improvements and replacements, which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 reflect the operations of Autumn Run Apartments as loss from discontinued operations due to its sale on September 30, 2009.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $128,000 and $260,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $139,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $11,000 and $53,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the nine months ended September 30, 2010 or 2009 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the nine months ended September 30, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. During the nine months ended September 30, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to less than $1,000 and approximately $3,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $23,000 and $125,000, respectively. At September 30, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $97,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $20,033,000.

Note D – Taxes Payable

The Partnership was subject to an entity tax that was based upon the Partnership’s base income in Illinois. During the year ended December 31, 2009, as a result of the sale of Autumn Run Apartments, the Partnership recognized current tax expense of approximately $72,000, approximately $54,000 of which was reflected as a reduction of gain from sale of discontinued operations for the nine months ended September 30, 2009. The corresponding liability was included in taxes payable at December 31, 2009. This amount was paid during the nine months ended September 30, 2010.

Note E – Distribution Payable

The distribution payable at September 30, 2010 and December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the nine months ended September 30, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at September 30, 2010 will be paid to certain limited partners with a subsequent distribution.

During the nine months ended September 30, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

During the nine months ended September 30, 2010, the Partnership recorded a distribution to the General Partner of approximately $97,000.  The Partnership had previously paid this amount of nonresident withholding taxes on behalf of the General Partner and recorded it in receivables and deposits on the consolidated balance sheets. During the nine months ended September 30, 2010, the Partnership deemed this amount a distribution to the General Partner.

Note F – Casualty Event

In January 2010, Wood Creek Apartments suffered damages of approximately $16,000 as a result of a severe wind storm. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $2,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $3,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Note G – Disposition of Investment Property

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sale price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,189,000 as a result of the sale for the three and nine months ended September 30, 2009. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Wood Creek Apartments	95%	93%
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

Results of Operations

The Partnership recognized net losses of approximately $116,000 and $406,000 for the three and nine months ended September 30, 2010, respectively, compared to net income of approximately $15,617,000 and $15,065,000, respectively, for the three and nine months ended September 30, 2009. The consolidated statements of operations for the three and nine months ended September 30, 2009 reflect the operations of Autumn Run Apartments as loss from discontinued operations due to its sale on September 30, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Revenues	$ 851	$ 2,588
Expenses	(1,054)	(2,989)
Loss on early extinguishment of debt	(215)	(215)
Loss from discontinued operations	$ (418)	$ (616)

On September 30, 2009, the Partnership sold Autumn Run Apartments to a third party for a gross sale price of $24,745,000. The net proceeds realized by the Partnership were approximately $6,094,000 after payment of closing costs of approximately $526,000, a credit to the purchaser of approximately $150,000 for capital improvements at the property, and the assumption of the mortgage debt encumbering the property of approximately $17,975,000 by the purchaser. The Partnership recorded a gain of approximately $16,189,000 as a result of the sale for the three and nine months ended September 30, 2009. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $215,000 due to the write-off of unamortized loan costs.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2010 was approximately $116,000 and $406,000, respectively. The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2009 was approximately $154,000 and $508,000, respectively. The decrease in loss from continuing operations for both the three and nine months ended September 30, 2010 is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total expenses decreased for the three months ended September 30, 2010 due to decreases in operating and general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the three months ended September 30, 2010. Total expenses decreased for the nine months ended September 30, 2010 due to decreases in operating, general and administrative, and depreciation expenses, partially offset by an increase in property tax expense. Interest expense remained relatively constant for the nine months ended September 30, 2010. Operating expenses decreased for the three months ended September 30, 2010 primarily due to decreases in salaries and related benefits and expenses related to minor water leaks at the property. Operating expenses decreased for the nine months ended September 30, 2010 primarily due to decreases in utility expenses, contract services, payroll related expenses, and expenses related to minor water leaks at the property. Depreciation expense decreased for the nine months ended September 30, 2010 due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2010. Property tax expense increased for the nine months ended September 30, 2010 due to an increase in the assessed value of the property, partially offset by a decrease in the tax rate at the Partnership’s investment property.

The decrease in general and administrative expenses for both periods is primarily due to decreases in professional expenses associated with the administration of the Partnership and management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2010, Wood Creek Apartments suffered damages of approximately $16,000 as a result of a severe wind storm. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $2,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $3,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Total revenues decreased for both periods due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased for both periods primarily due to a decrease in the average rental rate at Wood Creek Apartments. The decrease in rental income for the nine months ended September 30, 2010 was partially offset by an increase in occupancy at Wood Creek Apartments.  The increase in other income for the three months ended September 30, 2010 is primarily due to increases in tenant utility reimbursements and parking and pet fees at Wood Creek Apartments.  The increase in other income for the nine months ended September 30, 2010 is primarily due to increases in parking and pet fees at Wood Creek Apartments.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $222,000, compared to approximately $631,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $409,000 due to approximately $519,000 and $215,000 of cash used in financing and investing activities, respectively, partially offset by approximately $325,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to certain partners (as discussed below), principal payments made on the mortgages encumbering the Partnership’s investment property, and repayment of an advance received from an affiliate of the Managing General Partner, partially offset by an advance received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the nine months ended September 30, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments.  During the nine months ended September 30, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to less than $1,000 and approximately $3,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $23,000 and $125,000, respectively. At September 30, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $224,000 of capital improvements at Wood Creek Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,239,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited

	Ended	Partnership	Ended	Partnership
	September 30, 2010	Unit	September 30, 2009	Unit

Sale proceeds (1)	$ --	$ --	$ 993	$ 11.97

(1)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments.

The distribution payable at September 30, 2010 and December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the nine months ended September 30, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at September 30, 2010 will be paid to certain limited partners with a subsequent distribution.

During the nine months ended September 30, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

During the nine months ended September 30, 2010, the Partnership recorded a distribution to the General Partner of approximately $97,000.  The Partnership had previously paid this amount of nonresident withholding taxes on behalf of the General Partner and recorded it in receivables and deposits on the consolidated balance sheets. During the nine months ended September 30, 2010, the Partnership deemed this amount a distribution to the General Partner.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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