Form 10-K
period 2010-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2011-03-25
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(864) 239-1000

Registrant's telephone number, including area code

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2010.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 22,682	$ 16,261	5-30 yrs	S/L	$ 3,913

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's property.

	Principal				Principal
	Balance at				Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2010	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments
1st mortgage	$13,592	5.87%	30 yrs	08/2016	$12,190
2nd mortgage	5,573	5.68%	30 yrs	08/2016	5,049
Total	$19,165				$17,239

(1)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)   Fixed rate mortgages.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the property were as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2010	2009	2010	2009
Wood Creek Apartments	$ 7,127	$ 7,666	96%	94%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$190	0.84%

Capital Improvements

During the year ended December 31, 2010, the Partnership completed approximately $273,000 of capital improvements at Wood Creek Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades, floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay less than $1,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement. These attorneys’ fees have been accrued as of December 31, 2010. These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,444 holders of record owning an aggregate of 82,848 Units at December 31, 2010. Affiliates of the Managing General Partner owned 54,702.50 Units or 66.03% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2010	Unit	December 31, 2009	Unit

Sale proceeds (1)	$ --	$ --	$ 6,422	$ 75.97

(1)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments and the September 2009 sale of Autumn Run Apartments.

The distribution payable at December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the year ended December 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 will be paid to certain limited partners with a subsequent distribution.

During the year ended December 31, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

During the year ended December 31, 2010, the Partnership recorded a distribution to the General Partner of approximately $97,000.  The Partnership had previously paid this amount of nonresident withholding taxes on behalf of the General Partner and recorded it in receivables and deposits on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. During the year ended December 31, 2010, the Partnership deemed this amount a distribution to the General Partner.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2011 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership recognized a net loss of approximately $493,000 for the year ended December 31, 2010, compared to net income of approximately $14,913,000, for the year ended December 31, 2009. The consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2009 reflects the operations of Autumn Run Apartments as loss from discontinued operations due to its sale on September 30, 2009.

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

The Partnership’s loss from continuing operations for the years ended December 31, 2010 and 2009 was approximately $493,000 and $664,000, respectively. The decrease in loss from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total expenses decreased due to decreases in operating, general and administrative, depreciation and property tax expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to decreases in utility expenses, contract services, payroll related expenses, and expenses related to minor water leaks at the property. Depreciation expense decreased due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2010. The decrease in property tax expense is primarily due to a decrease in the assessed value, partially offset by an increase in the tax rate at the Partnership’s investment property.

The decrease in general and administrative expenses is primarily due to decreases in professional expenses associated with the administration of the Partnership, costs associated with the annual audit and tax return required by the Partnership Agreement and management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In January 2010, Wood Creek Apartments suffered damages of approximately $16,000 as a result of a severe wind storm. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $2,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $3,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at Wood Creek Apartments. The increase in other income is primarily due to increases in parking and pet fees at Wood Creek Apartments.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $148,000, compared to approximately $631,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $483,000 due to approximately $593,000 and $270,000 of cash used in financing and investing activities, respectively, partially offset by approximately $380,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to certain partners (as discussed below), principal payments made on the mortgages encumbering the Partnership’s investment property, and repayment of an advance received from an affiliate of the Managing General Partner, partially offset by an advance received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments.  During the year ended December 31, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to less than $1,000 and approximately $3,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $23,000 and $250,000, respectively. At December 31, 2010 and 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,165,000 is amortized over thirty years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2010	Unit	December 31, 2009	Unit

Sale proceeds (1)	$ --	$ --	$ 6,422	$ 75.97

(1)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments and the September 2009 sale of Autumn Run Apartments.

The distribution payable at December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the year ended December 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 will be paid to certain limited partners with a subsequent distribution.

During the year ended December 31, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

During the year ended December 31, 2010, the Partnership recorded a distribution to the General Partner of approximately $97,000.  The Partnership had previously paid this amount of nonresident withholding taxes on behalf of the General Partner and recorded it in receivables and deposits on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. During the year ended December 31, 2010, the Partnership deemed this amount a distribution to the General Partner.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit distributions to its partners during 2011 or subsequent periods.

On March 1, 2011, the Partnership entered into a sale contract with a third party relating to the sale of Wood Creek Apartments. The sale was projected to close during the second quarter of 2011 for approximately $28,250,000. On March 18, 2011, the Purchaser terminated the sale contract according to the terms of the contract. The Partnership determined that certain held for sale criteria have not been met at December 31, 2010 and therefore continues to report the assets and liabilities of Wood Creek Apartments as held for investment and its operations as continuing operations.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES GROWTH FUND XXII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Growth Fund XXII, LP as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII, LP at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 148	$ 631
Receivables and deposits	194	271
Other assets	178	184
Investment property (Notes C and D):
Land	2,116	2,116
Buildings and related personal property	20,566	20,301
	22,682	22,417
Less accumulated depreciation	(16,261)	(15,250)
	6,421	7,167
	$ 6,941	$ 8,253

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 8	$ 56
Tenant security deposit liabilities	123	124
Accrued property taxes	81	101
Other liabilities	202	216
Taxes payable (Note E)	--	72
Distribution payable (Note H)	229	512
Mortgage notes payable (Note C)	19,165	19,449
	19,808	20,530

Partners' Deficit
General partner	(1,333)	(1,178)
Limited partners	(11,534)	(11,099)
	(12,867)	(12,277)
	$ 6,941	$ 8,253

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 2,944	$ 3,062
Other income	515	461
Total revenues	3,459	3,523

Expenses:
Operating	1,385	1,496
General and administrative	198	272
Depreciation	1,018	1,048
Interest	1,161	1,170
Property taxes	190	201
Total expenses	3,952	4,187

Loss from continuing operations	(493)	(664)

Loss from discontinued operations (Note A)	--	(604)
Gain from sale of discontinued operations (Note G)	--	16,181
Net (loss) income (Note E)	$ (493)	$14,913

Net (loss) income allocated to general partner	$ (58)	$ 1,899
Net (loss) income allocated to limited partners	(435)	13,014
	$ (493)	$14,913
Per limited partnership unit:
Loss from continuing operations	$ (5.25)	$ (7.07)
Loss from discontinued operations	--	(6.43)
Gain from sale of discontinued operations	--	170.58
Net (loss) income	$ (5.25)	$157.08

Distributions per limited partnership unit	$ --	$ 75.97

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit at
December 31, 2008	82,848	$(2,949)	$(17,819)	$(20,768)

Distributions to partners	--	(128)	(6,294)	(6,422)

Net income for the year ended
December 31, 2009	--	1,899	13,014	14,913

Partners' deficit
at December 31, 2009	82,848	(1,178)	(11,099)	(12,277)

Distribution to general partner
(Note H)	--	(97)	--	(97)

Net loss for the year ended
December 31, 2010	--	(58)	(435)	(493)

Partners' deficit at
December 31, 2010	82,848	$(1,333)	$(11,534)	$(12,867)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (493)	$ 14,913
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,018	1,824
Amortization of loan costs	22	24
Gain from sale of discontinued operations	--	(16,181)
Casualty gain	(2)	--
Loss on early extinguishment of debt	--	215
Change in accounts:
Receivables and deposits	6	25
Other assets	(16)	87
Accounts payable	(48)	48
Tenant security deposit liabilities	(1)	(114)
Accrued property taxes	(20)	(421)
Other liabilities	(14)	(173)
Taxes payable	(72)	--
Net cash provided by operating activities	380	247

Cash flows from investing activities:
Property improvements and replacements	(273)	(629)
Proceeds from sale of discontinued operations	--	6,094
Insurance proceeds received	3	--
Net cash (used in) provided by investing activities	(270)	5,465

Cash flows from financing activities:
Repayment of advances from affiliate	(23)	(247)
Advances from affiliate	23	247
Principal payments on mortgage notes payable	(284)	(408)
Distributions to partners	(309)	(5,910)
Net cash used in financing activities	(593)	(6,318)

Net decrease in cash and cash equivalents	(483)	(606)
Cash and cash equivalents at beginning of year	631	1,237
Cash and cash equivalents at end of year	$ 148	$ 631
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,141	$ 2,021
Supplemental disclosure of non-cash activities:
Assumption of mortgage notes payable by the purchaser	$ --	$ 17,975
Distribution payable to partners	$ --	$ 512

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $117,000 of property improvements and replacements, which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Basis of Presentation

The accompanying consolidated statement of operations for the year ended December 31, 2009 reflects the operations of Autumn Run Apartments as loss from discontinued operations due to its sale on September 30, 2009 (as discussed in “Note G”).

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

Profits and losses, not including gains from property dispositions, are allocated as follows: a) first, 10% to the general partner, and b) remainder allocated 2% to the general partner and 98% to the limited partners.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $89,000 and $569,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2010 and 2009, loan costs of approximately $203,000, less accumulated amortization of approximately $80,000 and $58,000 for the years ended December 31, 2010 and 2009, respectively, are included in other assets. During the year ended December 31, 2009, loan costs of approximately $325,000 and amortization of approximately $110,000 were written off in connection with the sale of Autumn Run Apartments. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $22,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $22,000 for each of the years 2011 through 2015.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress.The Partnership did not capitalize any costs related to interest, property taxes, or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Segment Reporting

ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $69,000 and $100,000 for the years ended December 31, 2010 and 2009, respectively, are included in operating expenses and loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $170,000 and $301,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $83,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $59,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2010 and 2009 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments.  During the year ended December 31, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to less than $1,000 and approximately $3,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $23,000 and $250,000, respectively. At December 31, 2010 and 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $97,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance at		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due at
Property	2010	2009	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Wood Creek
Apartments
1st mortgage	$13,592	$13,798	$ 85	5.87%	08/2016	$12,190
2nd mortgage	5,573	5,651	33	5.68%	08/2016	5,049
Total	$19,165	$19,449	$118			$17,239

(1)   Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2010, are as follows (in thousands):

2011	$ 301
2012	316
2013	338
2014	359
2015	380
Thereafter	17,471
$19,165

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$19,165	$ 2,130	$ 13,440	$ 7,112

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 20,566	$ 22,682	$ 16,261	1985	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$ 22,417	$ 44,688
Property improvements and replacements	273	512
Disposal of assets	(8)	--
Saleof property	--	(22,783)
Balance at end of year	$ 22,682	$ 22,417

Accumulated Depreciation
Balance at beginning of year	$ 15,250	$ 28,419
Additions charged to expense	1,018	1,824
Disposal of assets	(7)	--
Saleof property	--	(14,993)
Balance at end of year	$ 16,261	$ 15,250

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2010 and 2009 is approximately $20,399,000 and $20,130,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2010 and 2009 is approximately $16,486,000 and $15,972,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2010	2009

Net (loss) income as reported	$ (493)	$14,913
Add (deduct):
Depreciation differences	(504)	742
Change in prepaid rent	(15)	(27)
Gain on sale of property	--	3,768
Casualty gain	(3)	--
Other	(67)	(112)

Federal taxable (loss) income	$ (74)	$19,284
Federal taxable (loss) income per limited
partnership unit	$ (0.79)	$202.69

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

	2010	2009
	(in thousands)
Net liabilities as reported	$(12,867)	$(12,277)
Land and buildings	(2,283)	(2,287)
Accumulated depreciation	(225)	(722)
Syndication	12,427	12,427
Other	286	581
Net liabilities - Federal tax basis	$ (2,662)	$ (2,278)

The Partnership was subject to an entity tax that was based upon the Partnership’s base income in Illinois. During the year ended December 31, 2009, as a result of the sale of Autumn Run Apartments, the Partnership recognized current tax expense of approximately $72,000 which was reflected as a reduction of gain from sale of discontinued operations for the year ended December 31, 2009. The corresponding liability was included in taxes payable at December 31, 2009. This amount was paid during the year ended December 31, 2010.

Note F – Casualty Event

In January 2010, Wood Creek Apartments suffered damages of approximately $16,000 as a result of a severe wind storm. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $2,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $3,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

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

Note H – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2010	Unit	December 31, 2009	Unit

Sale proceeds (1)	$ --	$ --	$ 6,422	$ 75.97

(1)   Proceeds from the October 2008 sales of Copper Mill Apartments and Cooper’s Pointe Apartments and the September 2009 sale of Autumn Run Apartments.

The distribution payable at December 31, 2009 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the year ended December 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 will be paid to certain limited partners with a subsequent distribution.

During the year ended December 31, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

During the year ended December 31, 2010, the Partnership recorded a distribution to the General Partner of approximately $97,000.  The Partnership had previously paid this amount of nonresident withholding taxes on behalf of the General Partner and recorded it in receivables and deposits on the consolidated balance sheets. During the year ended December 31, 2010, the Partnership deemed this amount a distribution to the General Partner.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay less than $1,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement. These attorneys’ fees have been accrued as of December 31, 2010. These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

Note J – Subsequent Event

On March 1, 2011, the Partnership entered into a sale contract with a third party relating to the sale of Wood Creek Apartments. The sale was projected to close during the second quarter of 2011 for approximately $28,250,000. On March 18, 2011, the Purchaser terminated the sale contract according to the terms of the contract. The Partnership determined that certain held for sale criteria have not been met at December 31, 2010 and therefore continues to report the assets and liabilities of Wood Creek Apartments as held for investment and its operations as continuing operations.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2010.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $170,000 and $301,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $83,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $59,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2010 and 2009 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. During the year ended December 31, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments.  During the year ended December 31, 2009, AIMCO Properties, L.P., advanced the Partnership approximately $247,000 to fund real estate taxes at Autumn Run Apartments. Interest expense on the outstanding advance balances amounted to less than $1,000 and approximately $3,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $23,000 and $250,000, respectively. At December 31, 2010 and 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $97,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 Units in the Partnership representing 66.03% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $48,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $15,000 for 2010 and 2009, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

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

Date: March 25, 2011

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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

10.52       Purchase and Sale Contract between Wood Creek CPGF 22, L.P., a Delaware limited partnership, and Pivotal Finance, LLC, an Arizona limited liability company, dated March 1, 2011. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 1, 2011.

10.53       First Amendment to Purchase and Sale Contract between Wood Creek CPGF 22, L.P., a Delaware limited partnership, and Pivotal Finance, LLC, an Arizona limited liability company, dated March 11, 2011. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 11, 2011.

10.54       Second Amendment to Purchase and Sale Contract between Wood Creek CPGF 22, L.P., a Delaware limited partnership, and Pivotal Finance, LLC, an Arizona limited liability company, dated March 17, 2011. Incorporated by reference to the Registrant’s Current Report on From 8-K dated March 16, 2011.

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