Form 10-Q
period 2011-03-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2011-05-12
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 83	$ 148
Receivables and deposits	199	194
Other assets	190	178
Investment property:
Land	2,116	2,116
Buildings and related personal property	20,608	20,566
	22,724	22,682
Less accumulated depreciation	(16,513)	(16,261)
	6,211	6,421
	$ 6,683	$ 6,941

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 77	$ 8
Tenant security deposit liabilities	128	123
Accrued property taxes	122	81
Other liabilities	226	202
Due to affiliates (Note B)	11	--
Distribution payable (Note D)	--	229
Mortgage notes payable	19,088	19,165
	19,652	19,808

Partners' Deficit
General partner	(1,345)	(1,333)
Limited partners	(11,624)	(11,534)
	(12,969)	(12,867)
	$ 6,683	$ 6,941

Note:  The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 731	$ 724
Other income	148	121
Total revenues	879	845

Expenses:
Operating	360	377
General and administrative	44	47
Depreciation	252	255
Interest	284	288
Property taxes	41	54
Total expenses	981	1,021

Net loss	$ (102)	$ (176)

Net loss allocated to general partner (11.8%)	$ (12)	$ (21)
Net loss allocated to limited partners (88.2%)	(90)	(155)
	$ (102)	$ (176)

Net loss per limited partnership unit	$ (1.09)	$ (1.87)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,848	$ --	$ 82,848	$ 82,848

Partners' deficit
at December 31, 2010	82,848	$(1,333)	$(11,534)	$(12,867)

Net loss for the three months
ended March 31, 2011	--	(12)	(90)	(102)

Partners' deficit
at March 31, 2011	82,848	$(1,345)	$(11,624)	$(12,969)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (102)	$ (176)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	252	255
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	(5)	18
Other assets	(17)	(20)
Accounts payable	69	76
Tenant security deposit liabilities	5	(2)
Accrued property taxes	41	53
Other liabilities	24	(26)
Due to affiliates	11	--
Taxes payable	--	(72)
Net cash provided by operating activities	283	111

Cash flows used in investing activities:
Property improvements and replacements	(42)	(78)

Cash flows from financing activities:
Distributions to partners	(229)	(222)
Principal payments on mortgage notes payable	(77)	(73)
Net cash used in financing activities	(306)	(295)

Net decrease in cash and cash equivalents	(65)	(262)
Cash and cash equivalents at beginning of period	148	631
Cash and cash equivalents at end of period	$ 83	$ 369

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 279	$ 282
Supplemental information of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 9

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $44,000 and $43,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $18,000 and $23,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $5,000, respectively. At March 31, 2011, approximately $11,000 of these reimbursements remain unpaid and are included in due to affiliates. There were no such amounts owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the three months ended March 31, 2011 or 2010 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. There were no advances made to the Partnership during the three months ended March 31, 2011 or 2010. At March 31, 2011 and December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $80,000 to fund real estate taxes at Wood Creek Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $17,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Distribution Payable

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments. During the three months ended March 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the three months ended March 31, 2011.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Wood Creek Apartments	97%	95%
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

Results of Operations

The Partnership recognized net losses of approximately $102,000 and $176,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in other income. Rental income remained relatively constant for the comparable periods. Other income increased primarily due to increases in tenant utility reimbursements and parking income at Wood Creek Apartments.

Total expenses decreased due to decreases in operating and property tax expenses. General and administrative, depreciation and interest expenses remained relatively constant for the comparable periods. Operating expenses decreased primarily due to a decrease in salaries and related benefits at the Partnership’s investment property, partially offset by an increase in costs associated with the Partnership’s successful appeal of the assessed value of the property. Property tax expense decreased primarily due to a decrease in the assessed value, partially offset by an increase in the tax rate at the Partnership’s investment property.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $83,000, compared to approximately $148,000 at December 31, 2010. Cash and cash equivalents decreased approximately $65,000 due to approximately $306,000 and $42,000 of cash used in financing and investing activities, respectively, partially offset by approximately $283,000 of cash provided by operating activities.  Cash used in financing activities consisted of a distribution to certain limited partners (as discussed below) and principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum. There were no advances made to the Partnership during the three months ended March 31, 2011 or 2010. At March 31, 2011 and December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $80,000 to fund real estate taxes at Wood Creek Apartments.

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

During the three months ended March 31, 2011, the Partnership completed approximately $42,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering replacement and construction related to minor storm damage at the property. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,088,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments. During the three months ended March 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the three months ended March 31, 2011.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CENTURY PROPERTIES GROWTH FUND XXII, LP

EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      2.1        NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

      2.2        Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

      2.3        Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

      3.4        Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007).

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