Form 10-Q
period 2011-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2011-08-12
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 92	$ 148
Receivables and deposits	193	194
Other assets	182	178
Investment property:
Land	2,116	2,116
Buildings and related personal property	17,517	20,566
Total investment property	19,633	22,682
Less accumulated depreciation	(13,616)	(16,261)
Investment property, net	6,017	6,421
Total assets	$ 6,484	$ 6,941

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 60	$ 8
Tenant security deposit liabilities	127	123
Accrued property taxes	83	81
Other liabilities	217	202
Due to affiliates	66	--
Distribution payable	--	229
Mortgage notes payable	19,016	19,165
Total liabilities	19,569	19,808

Partners' Deficit
General partner	(1,359)	(1,333)
Limited partners	(11,726)	(11,534)
Total partners’ deficit	(13,085)	(12,867)
Total liabilities and partners’ deficit	$ 6,484	$ 6,941

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 725	$ 739	$ 1,456	$ 1,463
Other income	143	123	291	244
Total revenues	868	862	1,747	1,707

Expenses:
Operating	357	316	717	693
General and administrative	49	62	93	109
Depreciation	250	255	502	510
Interest	286	290	570	578
Property taxes	42	53	83	107
Total expenses	984	976	1,965	1,997

Net loss	$ (116)	$ (114)	$ (218)	$ (290)

Net loss allocated to general partner (11.8%)	$ (14)	$ (13)	$ (26)	$ (34)
Net loss allocated to limited partners (88.2%)	$ (102)	$ (101)	$ (192)	$ (256)

Net loss per limited partnership unit	$ (1.23)	$ (1.22)	$ (2.32)	$ (3.09)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$(1,333)	$(11,534)	$(12,867)

Net loss for the six months ended June 30, 2011	(26)	(192)	(218)

Partners' deficit at June 30, 2011	$(1,359)	$(11,726)	$(13,085)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (218)	$ (290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	502	510
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	1	22
Other assets	(15)	(12)
Accounts payable	46	--
Tenant security deposit liabilities	4	(3)
Accrued property taxes	2	6
Other liabilities	15	(28)
Due to affiliates	1	--
Taxes payable	--	(72)
Net cash provided by operating activities	349	144

Cash flows used in investing activities:
Property improvements and replacements	(92)	(155)

Cash flows from financing activities:
Distributions to partners	(229)	(309)
Principal payments on mortgage notes payable	(149)	(141)
Repayment of advances from affiliate	(15)	(23)
Advances from affiliate	80	23
Net cash used in financing activities	(313)	(450)

Net decrease in cash and cash equivalents	(56)	(461)

Cash and cash equivalents at beginning of period	148	631
Cash and cash equivalents at end of period	$ 92	$ 170

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 562	$ 570

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 6	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 82,848 limited partnership units.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $87,000 and $86,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $38,000 and $46,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $9,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the six months ended June 30, 2011 or 2010 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at June 30, 2011). During the six months ended June 30, 2011, AIMCO Properties, L.P., advanced the Partnership approximately $80,000 to fund real estate taxes at Wood Creek Apartments. During the six months ended June 30, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $1,000 and less than $1,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $15,000 and $23,000, respectively. At June 30, 2011, approximately $66,000 of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. At December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $17,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $20,242,000.

Note D – Distribution Payable

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments. During the six months ended June 30, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the six months ended June 30, 2011.

During the six months ended June 30, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $3,147,000 and accumulated depreciation of approximately $3,147,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Wood Creek Apartments	96%	95%
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

Results of Operations

The Partnership recognized net losses of approximately $116,000 and $218,000 for the three and six months ended June 30, 2011, respectively, compared to net losses of approximately $114,000 and $290,000 for the three and six months ended June 30, 2010, respectively. Net loss remained relatively constant for the three months ended June 30, 2011 as total revenues and total expenses remained relatively constant. The decrease in net loss for the six months ended June 30, 2011 is due to an increase in total revenues and a decrease in total expenses.

Total revenues remained relatively constant for the three months ended June 30, 2011, as an increase in other income was substantially offset by a decrease in rental income. Total revenues increased for the six months ended June 30, 2011 due to an increase in other income. Rental income remained relatively constant for the six months ended June 30, 2011. Rental income decreased for the three months ended June 30, 2011 primarily due to an increase in bad debt expense, partially offset by an increase in the average rental rate at Wood Creek Apartments. The increase in other income for the three months ended June 30, 2011 is primarily due to an increase in parking income at Wood Creek Apartments. The increase in other income for the six months ended June 30, 2011 is primarily due to increases in tenant utility reimbursements and parking income at Wood Creek Apartments.

Total expenses remained relatively constant for the three months ended June 30, 2011 as an increase in operating expense was substantially offset by decreases in  general and administrative and property tax expenses. Total expenses decreased for the six months ended June 30, 2011 due to decreases in general and administrative and property tax expenses, partially offset by an increase in operating expense. Both interest and depreciation expense remained relatively constant for both periods. Operating expenses increased for both periods primarily due to increases in maintenance supplies, call center costs and office maintenance expenses. Also contributing to the increase in operating expenses for the six months ended June 30, 2011 is an increase in costs associated with the Partnership’s successful appeal of the assessed value of the property, which was partially offset by a decrease in salaries and related benefits at the Partnership’s investment property. Property tax expense decreased for both periods primarily due to a decrease in the assessed value, partially offset by an increase in the tax rate at the Partnership’s investment property.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $92,000, compared to approximately $148,000 at December 31, 2010. Cash and cash equivalents decreased approximately $56,000 due to approximately $313,000 and $92,000 of cash used in financing and investing activities, respectively, partially offset by approximately $349,000 of cash provided by operating activities.  Cash used in financing activities consisted of a distribution to certain limited partners (as discussed below), principal payments made on the mortgages encumbering the Partnership’s investment property and repayment of an advance received from AIMCO Properties, L.P., partially offset by an advance received from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at June 30, 2011). During the six months ended June 30, 2011, AIMCO Properties, L.P., advanced the Partnership approximately $80,000 to fund real estate taxes at Wood Creek Apartments. During the six months ended June 30, 2010, AIMCO Properties, L.P., advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments.  Interest expense on the outstanding advance balances amounted to approximately $1,000 and less than $1,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $15,000 and $23,000, respectively. At June 30, 2011, approximately $66,000 of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. At December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2011, the Partnership completed approximately $98,000 of capital improvements at Wood Creek Apartments, consisting primarily of floor covering replacement and construction related to minor storm damage at the property. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $19,016,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Autumn Run Apartments. During the six months ended June 30, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the six months ended June 30, 2011.

During the six months ended June 30, 2010, the Partnership paid approximately $87,000 to the General Partner that was accrued as a distribution payable as a result of amounts that were previously withheld from proceeds of the 2008 sales of Cooper's Point Apartments and Copper Mill Apartments and the 2009 sale of Autumn Run Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.03% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.03% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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