Form 10-K
period 2011-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2012-03-16
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

Item 1A.    Risk Factors

Not applicable.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Wood Creek Apartments	5/84	Fee ownership subject to	Apartment
Mesa, Arizona		first and second mortgages (1)	432 units

(1)   Property is held by a limited partnership in which the Partnership owns a 100% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2011.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 19,963	$ 14,128	5-30 yrs	S/L	$ 3,831

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's property.

	Principal				Principal
	Balance at				Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2011	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments
1st mortgage	$13,373	5.87%	30 yrs	08/2016	$12,190
2nd mortgage	5,491	5.68%	30 yrs	08/2016	5,049
Total	$18,864				$17,239

(1)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)   Fixed rate mortgages.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2011 and 2010 for the property were as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2011	2010	2011	2010
Wood Creek Apartments	$ 7,235	$ 7,127	96%	96%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2011 for the property were as follows:

	2011	2011
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$171	0.90%

Capital Improvements

During the year ended December 31, 2011, the Partnership completed approximately $433,000 of capital improvements at Wood Creek Apartments, consisting primarily of air conditioning upgrades, appliance and floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,444 holders of record owning an aggregate of 82,708 Units at December 31, 2011. Affiliates of the Managing General Partner owned 54,702.50 Units or 66.14% at December 31, 2011. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the year ended December 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the year ended December 31, 2011.

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

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2012 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 Units in the Partnership representing 66.14% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.14% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

Item 6.     Selected Financial Data

Not applicable.

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

Results of Operations

The Partnership recognized a net loss of approximately $389,000 for the year ended December 31, 2011, compared to a net loss of approximately $493,000 for the year ended December 31, 2010. The decrease in net loss is due to an increase in total revenues and the recognition of a casualty gain during 2011, partially offset by an increase in total expenses.

Total revenues increased due to an increase in other income. Rental income remained relatively constant for the comparable periods as an increase in the average rental rate is offset by an increase in bad debt expense at Wood Creek Apartments. The increase in other income is primarily due to increases in resident utility reimbursements and parking income at Wood Creek Apartments.

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

In October 2010, Wood Creek Apartments suffered damages of approximately $24,000 as a result of wind and hail damage. During the year ended December 31, 2011, the Partnership recognized a casualty gain of approximately $22,000 as a result of the receipt of insurance proceeds of approximately $23,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Total expenses increased primarily due to an increase in operating expenses, partially offset by decreases in general and administrative and property tax expenses. Both depreciation and interest expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in turnover costs, call center costs, maintenance supplies and office maintenance expenses, partially offset by a decrease in salaries and related benefits at the Partnership’s investment property. Property tax expense decreased primarily due to a decrease in the assessed value of Wood Creek Apartments, partially offset by an increase in the tax rate.

The decrease in general and administrative expenses is due to decreases in the costs associated with the annual audit and tax return required by the Partnership Agreement, management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2011, the Partnership had cash and cash equivalents of approximately $37,000, compared to approximately $148,000 at December 31, 2010. Cash and cash equivalents decreased approximately $111,000 due to approximately $440,000 and $345,000 of cash used in financing and investing activities, respectively, partially offset by approximately $674,000 of cash provided by operating activities.  Cash used in financing activities consisted of a distribution to certain limited partners (as discussed below), principal payments made on the mortgages encumbering the Partnership’s investment property and repayment of an advance received from AIMCO Properties, L.P., partially offset by advances received from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at December 31, 2011). During the year ended December 31, 2011, AIMCO Properties, L.P. elected to exceed the credit line limit and advanced the Partnership approximately $170,000 to fund operating expenses and real estate taxes at Wood Creek Apartments. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $2,000 and less than $1,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $81,000 and $23,000, respectively. Total advances and accrued interest of approximately $91,000 were unpaid at December 31, 2011. At December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. Subsequent to December 31, 2011, AIMCO Properties, L.P. advanced the Partnership $50,000 to fund operations at Wood Creek Apartments and Partnership expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $18,864,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the year ended December 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the year ended December 31, 2011.

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

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit distributions to its partners during 2012 or subsequent periods.

On January 25, 2012, the Partnership entered into a sale contract with a third party relating to the sale of Wood Creek Apartments for a sales price of approximately $28,000,000. The Partnership determined that certain held for sale criteria had not been met at December 31, 2011 and therefore continues to report the assets and liabilities of Wood Creek Apartments as held for investment and its operations as continuing operations. On February 24, 2012, the purchaser terminated the sales contract according to the terms of the contract.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES GROWTH FUND XXII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of Operations - Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Growth Fund XXII, LP as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII, LP at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 16, 2012

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$ 37	$ 148
Receivables and deposits	208	194
Other assets	169	178
Investment property:
Land	2,116	2,116
Buildings and related personal property	17,847	20,566
Total investment property	19,963	22,682
Less accumulated depreciation	(14,128)	(16,261)
Investment property, net	5,835	6,421
Total assets	$ 6,249	$ 6,941

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 115	$ 8
Tenant security deposit liabilities	121	123
Accrued property taxes	86	81
Other liabilities	213	202
Due to affiliates	106	--
Distribution payable	--	229
Mortgage notes payable	18,864	19,165
Total liabilities	19,505	19,808

Partners' Deficit
General partner	(1,379)	(1,333)
Limited partners	(11,877)	(11,534)
Total partners’ deficit	(13,256)	(12,867)
Total liabilities and partners’ deficit	$ 6,249	$ 6,941

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2011	2010
Revenues:
Rental income	$ 2,948	$ 2,944
Other income	623	515
Total revenues	3,571	3,459

Expenses:
Operating	1,473	1,385
General and administrative	174	198
Depreciation	1,018	1,018
Interest	1,145	1,161
Property taxes	172	190
Total expenses	3,982	3,952

Casualty gain	22	--

Net loss	$ (389)	$ (493)

Net loss allocated to general partner (11.8%)	$ (46)	$ (58)
Net loss allocated to limited partners (88.2%)	(343)	(435)
	$ (389)	$ (493)

Net loss per limited partnership unit	$ (4.14)	$ (5.25)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2009	$(1,178)	$(11,099)	$(12,277)

Distribution to general partner	(97)	--	(97)

Net loss for the year ended
December 31, 2010	(58)	(435)	(493)

Partners' deficit at December 31, 2010	(1,333)	(11,534)	(12,867)

Net loss for the year ended
December 31, 2011	(46)	(343)	(389)

Partners' deficit at December 31, 2011	$(1,379)	$(11,877)	$(13,256)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (389)	$ (493)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,018	1,018
Amortization of loan costs	22	22
Casualty gain	(22)	(2)
Change in accounts:
Receivables and deposits	(14)	6
Other assets	(13)	(16)
Accounts payable	42	(48)
Tenant security deposit liabilities	(2)	(1)
Accrued property taxes	5	(20)
Other liabilities	11	(14)
Due to affiliates	16	--
Taxes payable	--	(72)
Net cash provided by operating activities	674	380

Cash flows from investing activities:
Property improvements and replacements	(368)	(273)
Insurance proceeds received	23	3
Net cash used in investing activities	(345)	(270)

Cash flows from financing activities:
Repayment of advances from affiliate	(80)	(23)
Advances from affiliate	170	23
Principal payments on mortgage notes payable	(301)	(284)
Distributions to partners	(229)	(309)
Net cash used in financing activities	(440)	(593)

Net decrease in cash and cash equivalents	(111)	(483)
Cash and cash equivalents at beginning of year	148	631
Cash and cash equivalents at end of year	$ 37	$ 148

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,124	$ 1,141

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 65	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Abandoned Units

During the year ended December 31, 2011, the number of limited partnership units (the “Units”) decreased by 140 units due to limited partners abandoning their Units.  In abandoning Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

At December 31, 2011 and 2010, the Partnership had outstanding 82,708 and 82,848 Units. Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per unit information has been computed based on 82,848 Units outstanding for both 2011 and 2010.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $20,184,000.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $29,000 and $89,000 at December 31, 2011 and 2010, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2011 and 2010, loan costs of approximately $203,000, less accumulated amortization of approximately $102,000 and $80,000 for the years ended December 31, 2011 and 2010, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $22,000 for each of the years ended December 31, 2011 and 2010, and is included in interest expense. Amortization expense is expected to be approximately $22,000 for each of the years 2012 through 2015 and approximately $13,000 for 2016.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress.The Partnership did not capitalize any costs related to interest, property taxes, or insurance during the years ended December 31, 2011 and 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2011 and 2010.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $69,000 for each of the years ended December 31, 2011 and 2010 are included in operating expenses.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $175,000 and $170,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $83,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $21,000 and $12,000, respectively. At December 31, 2011, the Partnership owed approximately $15,000 of accountable administrative expenses which is included in due to affiliates. There were no amounts owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2011 and 2010 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at December 31, 2011). During the year ended December 31, 2011, AIMCO Properties, L.P. elected to exceed the credit line limit and advanced the Partnership approximately $170,000 to fund operating expenses and real estate taxes at Wood Creek Apartments. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $2,000 and less than $1,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $81,000 and $23,000, respectively. Total advances and accrued interest of approximately $91,000 were unpaid at December 31, 2011. At December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. Subsequent to December 31, 2011, AIMCO Properties, L.P. advanced the Partnership $50,000 to fund operations at Wood Creek Apartments and Partnership expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $36,000 and $44,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 Units in the Partnership representing 66.14% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.14% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance at		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due at
Property	2011	2010	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Wood Creek
Apartments
1st mortgage	$13,373	$13,592	$ 85	5.87%	08/2016	$12,190
2nd mortgage	5,491	5,573	33	5.68%	08/2016	5,049
Total	$18,864	$19,165	$118			$17,239

(1)   Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2011, are as follows (in thousands):

2012	$ 316
2013	338
2014	359
2015	380
2016	17,471
$18,864

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$18,864	$ 2,130	$ 13,440	$ 4,393

	Gross Amount At Which Carried
	At December 31, 2011
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 17,847	$ 19,963	$ 14,128	1985	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2011	2010
	(in thousands)
Investment Property
Balance at beginning of year	$ 22,682	$ 22,417
Property improvements and replacements	433	273
Disposal of assets	(5)	(8)
Asset retirement	(3,147)	--
Balance at end of year	$ 19,963	$ 22,682

Accumulated Depreciation
Balance at beginning of year	$ 16,261	$ 15,250
Additions charged to expense	1,018	1,018
Disposal of assets	(4)	(7)
Asset retirement	(3,147)	--
Balance at end of year	$ 14,128	$ 16,261

During the year ended December 31, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $3,147,000 and accumulated depreciation of approximately $3,147,000, which are included in the table above.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2011 and 2010 is approximately $20,812,000 and $20,399,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2011 and 2010 is approximately $16,981,000 and $16,486,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

	2011	2010

Net loss as reported	$ (389)	$ (493)
Add (deduct):
Depreciation differences	523	504
Change in prepaid rent	(2)	(15)
Casualty gain	(20)	(3)
Other	62	(67)

Federal taxable income (loss)	$ 174	$ (74)
Federal taxable income (loss) per limited
partnership unit	$ 1.85	$ (0.79)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

	2011	2010
	(in thousands)
Net liabilities as reported	$(13,256)	$(12,867)
Land and buildings	849	(2,283)
Accumulated depreciation	(2,853)	(225)
Syndication	12,427	12,427
Other	114	286
Net liabilities - Federal tax basis	$ (2,719)	$ (2,662)

Note F – Casualty Events

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

In October 2010, Wood Creek Apartments suffered damages of approximately $24,000 as a result of wind and hail damage. During the year ended December 31, 2011, the Partnership recognized a casualty gain of approximately $22,000, as a result of the receipt of insurance proceeds of approximately $23,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Note G – Distributions Payable

In 2009, the Partnership recorded a distribution payable representing the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Autumn Run Apartments. During the year ended December 31, 2010, the Partnership paid approximately $222,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $229,000 at December 31, 2010 was paid to certain limited partners during the year ended December 31, 2011.

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

Note H - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

Note I – Subsequent Event

On January 25, 2012, the Partnership entered into a sale contract with a third party relating to the sale of Wood Creek Apartments for a sales price of approximately $28,000,000. The Partnership determined that certain held for sale criteria had not been met at December 31, 2011 and therefore continues to report the assets and liabilities of Wood Creek Apartments as held for investment and its operations as continuing operations. On February 24, 2012, the purchaser terminated the sale contract according to the terms of the contract.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	40	Director and Senior Vice President
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2011.

Entity	Number of Units	Percentage

Market Ventures, LLC	45.0	0.05%
AIMCO IPLP, L.P.	17,341.5	20.97%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.60%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,857.0	38.52%
(an affiliate of AIMCO)

AIMCO IPLP, L.P., IPLP Acquisition I, LLC and Market Ventures, LLC are indirectly ultimately owned by Aimco. Their business addresses are 80 International Drive, Greenville, South Carolina 29615.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $175,000 and $170,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $83,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $21,000 and $12,000, respectively. At December 31, 2011, the Partnership owed approximately $15,000 of accountable administrative expenses which is included in due to affiliates. There were no amounts owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed. No incentive was paid during the years ended December 31, 2011 and 2010 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at December 31, 2011). During the year ended December 31, 2011, AIMCO Properties, L.P. elected to exceed the credit line limit and advanced the Partnership approximately $170,000 to fund operating expenses and real estate taxes at Wood Creek Apartments. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $23,000 to fund operating expenses at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $2,000 and less than $1,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $81,000 and $23,000, respectively. Total advances and accrued interest of approximately $91,000 were unpaid at December 31, 2011. At December 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. Subsequent to December 31, 2011, AIMCO Properties, L.P. advanced the Partnership $50,000 to fund operations at Wood Creek Apartments and Partnership expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $36,000 and $44,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 Units in the Partnership representing 66.14% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.14% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $44,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $9,000 for 2011 and 2010, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

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

Date: March 16, 2012

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 16, 2012
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 16, 2012
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 16, 2012
Stephen B. Waters	Accounting

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

101         XBRL (Extensible Business Reporting Language). The following materials from Century Properties Growth Fund XXII, LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.