Form 10-Q
period 2012-06-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2012-08-13
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$ 62	$ 37
Receivables and deposits	176	208
Other assets	171	169
Investment property:
Land	2,116	2,116
Buildings and related personal property	17,752	17,847
Total investment property	19,868	19,963
Less accumulated depreciation	(14,349)	(14,128)
Investment property, net	5,519	5,835
Total assets	$ 5,928	$ 6,249

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 57	$ 115
Tenant security deposit liabilities	118	121
Accrued property taxes	79	86
Other liabilities	174	213
Due to affiliates	144	106
Mortgage notes payable	18,709	18,864
Total liabilities	19,281	19,505

Partners' Deficit
General partner	(1,391)	(1,379)
Limited partners	(11,962)	(11,877)
Total partners’ deficit	(13,353)	(13,256)
Total liabilities and partners’ deficit	$ 5,928	$ 6,249

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$ 772	$ 725	$ 1,539	$ 1,456
Other income	128	143	249	291
Total revenues	900	868	1,788	1,747

Expenses:
Operating	340	357	631	717
General and administrative	42	49	81	93
Depreciation	262	250	534	502
Interest	282	286	567	570
Property taxes	40	42	79	83
Total expenses	966	984	1,892	1,965

Casualty gain	7	--	7	--

Net loss	$ (59)	$ (116)	$ (97)	$ (218)

Net loss allocated to general partner (11.8%)	$ (7)	$ (14)	$ (12)	$ (26)
Net loss allocated to limited partners (88.2%)	$ (52)	$ (102)	$ (85)	$ (192)

Net loss per limited partnership unit	$ (0.63)	$ (1.23)	$ (1.03)	$ (2.32)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2011	$(1,379)	$(11,877)	$(13,256)

Net loss for the six months ended June 30, 2012	(12)	(85)	(97)

Partners' deficit at June 30, 2012	$(1,391)	$(11,962)	$(13,353)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (97)	$ (218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	534	502
Amortization of loan costs	11	11
Casualty gain	(7)	--
Change in accounts:
Receivables and deposits	32	1
Other assets	(13)	(15)
Accounts payable	(8)	46
Tenant security deposit liabilities	(3)	4
Accrued property taxes	(7)	2
Other liabilities	(39)	15
Due to affiliates	(12)	1
Net cash provided by operating activities	391	349

Cash flows from investing activities:
Property improvements and replacements	(269)	(92)
Insurance proceeds received	8	--
Net cash used in investing activities	(261)	(92)

Cash flows from financing activities:
Distribution to partners	--	(229)
Principal payments on mortgage notes payable	(155)	(149)
Repayment of advances from affiliate	--	(15)
Advances from affiliate	50	80
Net cash used in financing activities	(105)	(313)

Net increase (decrease) in cash and cash equivalents	25	(56)
Cash and cash equivalents at beginning of period	37	148
Cash and cash equivalents at end of period	$ 62	$ 92

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 556	$ 562

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 15	$ 6

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Growth Fund XXII, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

At June 30, 2012 and December 31, 2011, the Partnership had outstanding 82,708 limited partnership units.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $90,000 and $87,000 for the six months ended June 30, 2012 and 2011, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $50,000 and $38,000 for the six months ended June 30, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2012 and 2011 are construction management services provided by an affiliate of the Managing General Partner of approximately $24,000 and $5,000, respectively. At December 31, 2011, approximately $15,000 of these reimbursements were unpaid and were included in due to affiliates. There were no such amounts unpaid at June 30, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the six months ended June 30, 2012 or 2011 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at June 30, 2012). During the six months ended June 30, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses. During the six months ended June 30, 2011, AIMCO Properties, L.P., advanced the Partnership approximately $80,000 to fund real estate taxes at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $3,000 and $1,000 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $15,000. There were no repayments of advances and associated accrued interest during the six months ended June 30, 2012. Total advances and accrued interest of approximately $144,000 and $91,000 were unpaid at June 30, 2012 and December 31, 2011, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2012, the Partnership was charged by Aimco and its affiliates approximately $17,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At June 30, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $20,446,000.

Note D – Investment Property

During the three months ended June 30, 2012, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $310,000 and accumulated depreciation of approximately $310,000.

Note E – Casualty Event

In November 2011, Wood Creek Apartments suffered fire damage to one of its apartment units. Total damages were approximately $12,000, including approximately $4,000 of clean-up costs. During the six months ended June 30, 2012, the Partnership incurred approximately $4,000 of clean-up costs which are included in operating expenses. In April 2012, the Partnership received insurance proceeds of approximately $12,000, of which approximately $4,000 related to clean-up costs are included in operating expenses. During the three and six months ended June 30, 2012, the Partnership recognized a casualty gain of approximately $7,000, as a result of the receipt of insurance proceeds of approximately $8,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Note F – Contingencies

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2012 and 2011:

	Average Occupancy
Property	2012	2011

Wood Creek Apartments	96%	96%
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

Results of Operations

The Partnership recognized net losses of approximately $59,000 and $97,000 for the three and six months ended June 30, 2012, respectively, compared to net losses of approximately $116,000 and $218,000 for the three and six months ended June 30, 2011, respectively. The decrease in net loss for both periods is due to a decrease in total expenses, an increase in total revenues and the recognition of a casualty gain during the three and six months ended June 30, 2012.

Total revenues increased for both the three and six months ended June 30, 2012 due to an increase in rental income, partially offset by a decrease in other income. Rental income increased for both periods due to an increase in the average rental rate and a decrease in bad debt expense at Wood Creek Apartments. The decrease in other income for both periods is primarily due to decreases in resident utility reimbursements and application fees, partially offset by an increase in parking income at Wood Creek Apartments.

Total expenses decreased for both the three and six months ended June 30, 2012 due to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expense. Interest and property tax expenses remained relatively constant for the comparable periods. Operating expenses decreased for both periods due to decreases in salaries and related benefits and call center costs, partially offset by increases in utilities at the Partnership’s investment property. The decrease in operating expenses for the six month period is also due to costs incurred in 2011 associated with the Partnership’s successful appeal of the assessed value of the property. Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service during the past twelve months at Wood Creek Apartments.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In November 2011, Wood Creek Apartments suffered fire damage to one of its apartment units. Total damages were approximately $12,000, including approximately $4,000 of clean-up costs. During the six months ended June 30, 2012, the Partnership incurred approximately $4,000 of clean-up costs which are included in operating expenses. In April 2012, the Partnership received insurance proceeds of approximately $12,000, of which approximately $4,000 related to clean-up costs are included in operating expenses. During the three and six months ended June 30, 2012, the Partnership recognized a casualty gain of approximately $7,000, as a result of the receipt of insurance proceeds of approximately $8,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Liquidity and Capital Resources

At June 30, 2012, the Partnership had cash and cash equivalents of approximately $62,000, compared to approximately $37,000 at December 31, 2011. Cash and cash equivalents increased approximately $25,000 due to approximately $391,000 of cash provided by operating activities, partially offset by approximately $261,000 and $105,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property, partially offset by advances received from AIMCO Properties, L.P.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line will be unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at June 30, 2012). During the six months ended June 30, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses. During the six months ended June 30, 2011, AIMCO Properties, L.P., advanced the Partnership approximately $80,000 to fund real estate taxes at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $3,000 and $1,000 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $15,000. There were no repayments of advances and associated accrued interest during the six months ended June 30, 2012. Total advances and accrued interest of approximately $144,000 and $91,000 were unpaid at June 30, 2012 and December 31, 2011, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2012, the Partnership completed approximately $219,000 of capital improvements at Wood Creek Apartments, consisting primarily of heating, air conditioning, water and sewer upgrades, floor covering replacements and construction related to the fire damage discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $18,709,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.14% of the outstanding Units at June 30, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.14% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 13, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2012	By: /s/Stephen B. Waters
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

101         XBRL (Extensible Business Reporting Language). The following materials from Century Properties Growth Fund XXII, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.