Form 10-K
period 2012-12-31
CENTURY PROPERTIES GROWTH FUND XXII
filed 2013-03-13
CIK 740156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Beginning in September 1984 through June 1986, the Partnership offered $120,000,000 in limited partnership units and sold units having an initial cost of $82,848,000. The net proceeds of this offering were used to acquire eleven income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in September 1986 and since then the principal activity of the Partnership has been managing its portfolio.  The Partnership continues to own and operate one residential property. One property was acquired by the lender through foreclosure in 1992, one property was sold in each of 1995, 2001 and 2005, three properties were sold in 2006, two properties were sold in 2008 and one property was sold in 2009. As a result, the Partnership currently holds one investment property.  Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2012.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Wood Creek Apartments	$ 20,141	$ 14,864	5-30 yrs	S/L	$ 3,761

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgage loans encumbering the Partnership's property.

	Principal				Principal
	Balance at				Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2012	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Wood Creek Apartments
1st mortgage	$13,143	5.87%	30 yrs	08/01/2016	$12,190
2nd mortgage	5,405	5.68%	30 yrs	08/01/2016	5,049
Total	$18,548				$17,239

(1)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2)   Fixed rate mortgages.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2012 and 2011 for the property were as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2012	2011	2012	2011
Wood Creek Apartments	$ 7,555	$ 7,235	94%	96%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2012 for the property were as follows:

	2012	2012
	Billing	Rate
	(in thousands)
Wood Creek Apartments	$183	1.14%

Capital Improvements

During the year ended December 31, 2012, the Partnership completed approximately $492,000 of capital improvements at Wood Creek Apartments, consisting primarily of heating, air conditioning, water and sewer upgrades, appliance and floor covering replacements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 82,848 limited partnership units (the "Units") aggregating $82,848,000. The Partnership currently has 2,439 holders of record owning an aggregate of 82,686 Units at December 31, 2012. Affiliates of the Managing General Partner owned 54,702.50 Units or 66.16% at December 31, 2012. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

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

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2013 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 Units in the Partnership representing 66.16% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.16% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership recognized a net loss of approximately $248,000 for the year ended December 31, 2012, compared to a net loss of approximately $389,000 for the year ended December 31, 2011. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in casualty gains.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense, partially offset by a decrease in occupancy at Wood Creek Apartments. The decrease in other income is primarily due to decreases in resident utility reimbursements, cleaning and damage fees and application fees, partially offset by an increase in parking income at Wood Creek Apartments.

Total expenses decreased due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation and property tax expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to decreases in salaries and related benefits, call center costs and costs incurred in 2011 associated with the Partnership’s successful appeal of the assessed value of the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Wood Creek Apartments. Property tax expense increased primarily due to an increase in the tax rate, partially offset by a decrease in the assessed value of Wood Creek Apartments.

The decrease in general and administrative expenses was primarily due to a decrease in the management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In November 2011, Wood Creek Apartments suffered fire damage to one of its apartment units. Total damages were approximately $12,000, including approximately $4,000 of clean-up costs. During the year ended December 31, 2012, the Partnership incurred approximately $4,000 of clean-up costs which are included in operating expenses. In April 2012, the Partnership received insurance proceeds of approximately $12,000, of which approximately $4,000 related to clean-up costs included in operating expenses. During the year ended December 31, 2012, the Partnership recognized a casualty gain of approximately $7,000, as a result of the receipt of insurance proceeds of approximately $8,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

In October 2010, Wood Creek Apartments suffered damages of approximately $24,000 as a result of wind and hail damage. During the year ended December 31, 2011, the Partnership recognized a casualty gain of approximately $22,000, as a result of the receipt of insurance proceeds of approximately $23,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Liquidity and Capital Resources

At December 31, 2012, the Partnership had cash and cash equivalents of approximately $205,000, compared to approximately $37,000 at December 31, 2011. Cash and cash equivalents increased approximately $168,000 due to approximately $961,000 of cash provided by operating activities, partially offset by approximately $527,000 and $266,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property, partially offset by advances received from AIMCO Properties, L.P.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at December 31, 2012). During the year ended December 31, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses. During the year ended December 30, 2011, AIMCO Properties, L.P., exceeded the $150,000 limit and advanced the Partnership approximately $170,000 to fund operating expenses and real estate taxes at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $7,000 and $2,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Partnership repaid advances and associated accrued interest of approximately $81,000. There were no repayments of advances and associated accrued interest during the year ended December 31, 2012. Total advances and accrued interest of approximately $148,000 and $91,000 were unpaid at December 31, 2012 and 2011, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $18,548,000 is amortized over 30 years with balloon payments of approximately $17,239,000 due in 2016. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit distributions to its partners during 2013 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES GROWTH FUND XXII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Operations - Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Growth Fund XXII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Growth Fund XXII, LP as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Growth Fund XXII, LP at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 13, 2013

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$ 205	$ 37
Receivables and deposits	187	208
Other assets	168	169
Investment property:
Land	2,116	2,116
Buildings and related personal property	18,025	17,847
Total investment property	20,141	19,963
Less accumulated depreciation	(14,864)	(14,128)
Investment property, net	5,277	5,835
Total assets	$ 5,837	$ 6,249

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 97	$ 115
Tenant security deposit liabilities	115	121
Accrued property taxes	92	86
Other liabilities	341	213
Due to affiliates	148	106
Mortgage notes payable	18,548	18,864
Total liabilities	19,341	19,505

Partners' Deficit
General partner	(1,408)	(1,379)
Limited partners	(12,096)	(11,877)
Total partners’ deficit	(13,504)	(13,256)
Total liabilities and partners’ deficit	$ 5,837	$ 6,249

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended
	December 31,
	2012	2011
Revenues:
Rental income	$ 3,049	$ 2,948
Other income	576	623
Total revenues	3,625	3,571

Expenses:
Operating	1,352	1,473
General and administrative	161	174
Depreciation	1,049	1,018
Interest	1,135	1,145
Property taxes	183	172
Total expenses	3,880	3,982

Casualty gain	7	22

Net loss	$ (248)	$ (389)

Net loss allocated to general partner (11.8%)	$ (29)	$ (46)

Net loss allocated to limited partners (88.2%)	$ (219)	$ (343)

Net loss per limited partnership unit	$ (2.65)	$ (4.14)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2010	$(1,333)	$(11,534)	$(12,867)

Net loss for the year ended
December 31, 2011	(46)	(343)	(389)

Partners' deficit at December 31, 2011	(1,379)	(11,877)	(13,256)

Net loss for the year ended
December 31, 2012	(29)	(219)	(248)

Partners' deficit at December 31, 2012	$(1,408)	$(12,096)	$(13,504)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (248)	$ (389)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,049	1,018
Amortization of loan costs	22	22
Casualty gain	(7)	(22)
Change in accounts:
Receivables and deposits	21	(14)
Other assets	(21)	(13)
Accounts payable	25	42
Tenant security deposit liabilities	(6)	(2)
Accrued property taxes	6	5
Other liabilities	128	11
Due to affiliates	(8)	16
Net cash provided by operating activities	961	674

Cash flows from investing activities:
Property improvements and replacements	(535)	(368)
Insurance proceeds received	8	23
Net cash used in investing activities	(527)	(345)

Cash flows from financing activities:
Repayment of advances from affiliate	--	(80)
Advances from affiliate	50	170
Principal payments on mortgage notes payable	(316)	(301)
Distribution to partners	--	(229)
Net cash used in financing activities	(266)	(440)

Net increase (decrease) in cash and cash equivalents	168	(111)

Cash and cash equivalents at beginning of year	37	148
Cash and cash equivalents at end of year	$ 205	$ 37

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,107	$ 1,124

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 22	$ 65

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Abandoned Units

During the years ended December 31, 2012 and 2011, the number of limited partnership units (the “Units”) decreased by 22 and 140 units, respectively, due to limited partners abandoning their Units.  In abandoning Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

At December 31, 2012 and 2011, the Partnership had outstanding 82,686 and 82,708 Units, respectively. Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per unit information has been computed based on 82,708 and 82,848 Units outstanding for 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At December 31, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $20,226,000.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $205,000 and $29,000 at December 31, 2012 and 2011, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2012 and 2011, loan costs of approximately $203,000, less accumulated amortization of approximately $124,000 and $102,000 for the years ended December 31, 2012 and 2011, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $22,000 for each of the years ended December 31, 2012 and 2011, and is included in interest expense. Amortization expense is expected to be approximately $22,000 for each of the years 2013 through 2015 and approximately $13,000 for 2016.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress.The Partnership did not capitalize any costs related to interest, property taxes, or insurance during the years ended December 31, 2012 and 2011. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2012 and 2011.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $73,000 and $69,000 for the years ended December 31, 2012 and 2011, respectively, are included in operating expenses.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $180,000 and $175,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $92,000 and $84,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2012 and 2011 are construction management services provided by an affiliate of the Managing General Partner of approximately $41,000 and $21,000, respectively. At December 31, 2011, approximately $15,000 of these reimbursements were unpaid and were included in due to affiliates. There were no such amounts unpaid at December 31, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the years ended December 31, 2012 or 2011 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line are unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at December 31, 2012). During the year ended December 31, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses. During the year ended December 31, 2011, AIMCO Properties, L.P., exceeded the $150,000 limit and advanced the Partnership approximately $170,000 to fund operating expenses and real estate taxes at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $7,000 and $2,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Partnership repaid advances and associated accrued interest of approximately $81,000. There were no repayments of advances and associated accrued interest during the year ended December 31, 2012. Total advances and accrued interest of approximately $148,000 and $91,000 were unpaid at December 31, 2012 and 2011, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $44,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 Units in the Partnership representing 66.16% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.16% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

Property	Principal Balance at December 31, 2012	Principal Balance at December 31, 2011	Monthly Payment Including Interest	Stated Interest Rate (1)	Maturity Date	Principal Balance Due at Maturity
	(in thousands)		(in thousands)			(in thousands)
Wood Creek Apartments 1st mortgage	$13,143	$13,373	$ 85	5.87%	08/01/2016	$12,190
Wood Creek Apartments 2nd mortgage	5,405	5,491	33	5.68%	08/01/2016	5,049
Total	$18,548	$18,864	$118			$17,239

(1)   Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2012, are as follows (in thousands):

2013	$ 338
2014	359
2015	380
2016	17,471
$18,548

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Creek Apartments	$18,548	$ 2,130	$ 13,440	$ 4,571

	Gross Amount At Which Carried
	At December 31, 2012
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Life
				(in thousands)
Wood Creek Apartments	$ 2,116	$ 18,025	$ 20,141	$ 14,864	1985	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2012	2011
	(in thousands)
Investment Property
Balance at beginning of year	$ 19,963	$ 22,682
Property improvements and replacements	492	433
Disposal of assets	(4)	(5)
Asset retirement	(310)	(3,147)
Balance at end of year	$ 20,141	$ 19,963

Accumulated Depreciation
Balance at beginning of year	$ 14,128	$ 16,261
Additions charged to expense	1,049	1,018
Disposal of assets	(3)	(4)
Asset retirement	(310)	(3,147)
Balance at end of year	$ 14,864	$ 14,128

During the years ended December 31, 2012 and 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $310,000 and $3,147,000, respectively, and accumulated depreciation of approximately $310,000 and $3,147,000, respectively, which are included in the table above.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2012 and 2011 is approximately $21,301,000 and $20,812,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2012 and 2011 is approximately $17,540,000 and $16,981,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

	2012	2011

Net loss as reported	$ (248)	$ (389)
Add (deduct):
Depreciation differences	490	523
Change in prepaid rent	(6)	(2)
Casualty gain	--	(20)
Other	128	62

Federal taxable income (loss)	$ 364	$ 174

Federal taxable income (loss) per limited partnership unit	$ 3.88	$ 1.85

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

	2012	2011
	(in thousands)
Net liabilities as reported	$ (13,504)	$ (13,256)
Land and buildings	1,160	849
Accumulated depreciation	(2,676)	(2,853)
Syndication	12,427	12,427
Other	238	114
Net liabilities - Federal tax basis	$ (2,355)	$ (2,719)

Note F – Casualty Events

In November 2011, Wood Creek Apartments suffered fire damage to one of its apartment units. Total damages were approximately $12,000, including approximately $4,000 of clean-up costs. During the year ended December 31, 2012, the Partnership incurred approximately $4,000 of clean-up costs which are included in operating expenses. In April 2012, the Partnership received insurance proceeds of approximately $12,000, of which approximately $4,000 related to clean-up costs are included in operating expenses. During the year ended December 31, 2012, the Partnership recognized a casualty gain of approximately $7,000, as a result of the receipt of insurance proceeds of approximately $8,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

In October 2010, Wood Creek Apartments suffered damages of approximately $24,000 as a result of wind and hail damage. During the year ended December 31, 2011, the Partnership recognized a casualty gain of approximately $22,000, as a result of the receipt of insurance proceeds of approximately $23,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000.

Note G - Contingencies

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	41	Director and Senior Vice President
John Bezzant	50	Director and Executive Vice President
Ernest M. Freedman	42	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	44	Executive Vice President, General Counsel and Secretary
Paul Beldin	39	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	51	Senior Director of Partnership Accounting

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2012.

Entity	Number of Units	Percentage

Market Ventures, LLC	45.0	0.05%
AIMCO IPLP, L.P.	17,341.5	20.98%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	5,459.0	6.60%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	31,857.0	38.53%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $180,000 and $175,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $92,000 and $84,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2012 and 2011 are construction management services provided by an affiliate of the Managing General Partner of approximately $41,000 and $21,000, respectively. At December 31, 2011, approximately $15,000 of these reimbursements were unpaid and were included in due to affiliates. There were no such amounts unpaid at December 31, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the years ended December 31, 2012 or 2011 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit are unsecured and accrue interest at the prime rate plus 2% per annum (5.25% at December 31, 2012). During the year ended December 31, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses. During the year ended December 31, 2011, AIMCO Properties, L.P., exceeded the $150,000 limit and advanced the Partnership approximately $170,000 to fund operating expenses and real estate taxes at Wood Creek Apartments. Interest expense on the outstanding advance balances amounted to approximately $7,000 and $2,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Partnership repaid advances and associated accrued interest of approximately $81,000. There were no repayments of advances and associated accrued interest during the year ended December 31, 2012. Total advances and accrued interest of approximately $148,000 and $91,000 were unpaid at December 31, 2012 and 2011, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $44,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 Units in the Partnership representing 66.16% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.16% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2013.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $39,000 for 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $8,000 for 2012 and 2011, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

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

Date: March 13, 2013

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 13, 2013
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 13, 2013
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 13, 2013
Stephen B. Waters	Accounting

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

101         XBRL (Extensible Business Reporting Language). The following materials from Century Properties Growth Fund XXII, LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.