Form 10-Q
period 2013-09-30
CENTURY PROPERTIES GROWTH FUND XXII
filed 2013-11-13
CIK 740156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(In thousands)

September 30, 2013

Assets
Cash and cash equivalents	$ 320
Receivables	8
Total assets	328

Liabilities
Other liabilities	71
Estimated costs to liquidate	33
Total liabilities	104

Net assets in liquidation	$ 224

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(In thousands)

For the Period From September 1, 2013 to September 30, 2013

Net assets in liquidation at September 1, 2013	$10,540

Distribution to partners	(10,326)

Reduction to estimated settlement amount of liabilities	10

Net assets in liquidation at September 30, 2013	$ 224

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED BALANCE SHEET

                                                                           (In thousands)

December 31, 2012

Assets held for sale:
Cash and cash equivalents	$ 205
Receivables and deposits	187
Other assets	168
Investment property:
Land	2,116
Buildings and related personal property	18,025
Total investment property	20,141
Less accumulated depreciation	(14,864)
Investment property, net	5,277
Total assets	$ 5,837

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 97
Tenant security deposit liabilities	115
Accrued property taxes	92
Other liabilities	341
Due to affiliates	148
Mortgage notes payable	18,548
Total liabilities	19,341

Partners' Deficit
General partner	(1,408)
Limited partners	(12,096)
Total partners’ deficit	(13,504)
Total liabilities and partners’ deficit	$ 5,837

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Period		Period
	From	Three	From	Nine
	July 1	Months	January 1	Months
	Through	Ended	Through	Ended
	August 31,	September 30,	August 31,	September 30,
	2013	2012	2013	2012
Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations
Revenues:
Rental income	462	754	2,024	2,293
Other income	59	187	380	436
Total revenues	521	941	2,404	2,729

Expenses:
Operating	434	379	1,168	1,010
General and administrative	24	40	101	121
Depreciation	148	261	613	795
Interest	188	285	743	852
Property taxes	35	38	140	117
Loss on extinguishment of debt	2,301	--	2,301	--
Total expenses	3,130	1,003	5,066	2,895

Casualty gain	--	--	--	7
Loss from discontinued
operations	(2,609)	(62)	(2,662)	(159)
Gain from sale of
discontinued operations	26,774	--	26,774	--
Net income (loss)	$24,165	$ (62)	$24,112	$ (159)

Net income (loss) allocated
to general partner	$ 1,414	$ (7)	$ 1,408	$ (19)
Net income (loss) allocated
to limited partners	$22,751	$ (55)	$22,704	$ (140)

Loss from discontinued operations per limited
partnership unit	$(27.83)	$ (.66)	$(28.40)	$ (1.69)
Gain from sale of discontinued operations
per limited partnership
unit	302.98	--	302.98	--
Net income (loss) per limited
partnership unit	$275.15	$ (.66)	$274.58	$ (1.69)

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN LIQUIDATION

(Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit
at December 31, 2012	$ (1,408)	$(12,096)	$(13,504)

Net income for the eight months
ended August 31, 2013	1,408	22,704	24,112

Partners' capital
at August 31, 2013	$ --	$10,608	10,608

Adjustment to liquidation basis			(68)

Net assets in liquidation
at September 1, 2013			$10,540

CENTURY PROPERTIES GROWTH FUND XXII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Period from
	January 1	Nine Months
	through	Ended
	August 31,	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ 24,112	$ (159)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	613	795
Amortization of loan costs	15	16
Casualty gain	--	(7)
Gain on sale of discontinued operations	(26,774)	--
Loss on extinguishment of debt	2,301	--
Change in accounts:
Receivables and deposits	173	25
Other assets	88	8
Accounts payable	(70)	(31)
Tenant security deposit liabilities	(115)	(6)
Accrued property taxes	(92)	32
Other liabilities	(204)	110
Due to affiliates	(8)	(10)
Net cash provided by operating activities	39	773

Cash flows from investing activities:
Property improvements and replacements	(226)	(367)
Proceeds from the sale of discontinued operations	31,711	--
Insurance proceeds received	--	8
Net cash provided by (used in) investing activities	31,485	(359)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(224)	(233)
Repayment of mortgage notes payable	(18,324)	--
Repayment of advances from affiliate	(140)	--
Advances from affiliate	--	50
Prepayment penalty paid	(2,236)	--
Net cash used in financing activities	(20,924)	(183)

Net increase (decrease) in cash and cash equivalents	10,600	231

Cash and cash equivalents at beginning of period	205	37

Cash and cash equivalents at end of period	$ 10,805	$ 268

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 830	$ 834

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11	$ 60

CENTURY PROPERTIES GROWTH FUND XXII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of August 31, 2013, Century Properties Growth Fund XXII, LP (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

In April 2013 the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-07 (ASU 2013-07), Liquidation Basis of Accounting.  The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  The amendments are effective for entities that determine that liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  The Partnership adopted ASU 2013-07 early.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at August 31, 2013 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners IV, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners IV are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Managing General Partner estimates that the liquidation process will be completed by March 31, 2014.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the two and eight months ended August 31, 2013 and the three and nine months ended September 30, 2012 reflect the operations of Wood Creek Apartments as discontinued operations and the balance sheet at December 31, 2012 reflects the assets and liabilities of Wood Creek Apartments as held for sale as a result of the property’s sale to a third party on August 29, 2013 (as discussed in “Note D”).

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 82,686 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

At August 31, 2013, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $68,000, which is included in the Consolidated Statement of Changes in Partners’ Capital (Deficit)/Net Assets in Liquidation.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $125,000 and $136,000 for the period from January 1 through August 31, 2013 and the nine months ended September 30, 2012, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $63,000 for the period from January 1 through August 31, 2013 and the nine months ended September 30, 2012, respectively, which are included in general and administrative expenses and gain from sale of discontinued operations.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management incentive allocation equal to 10% of the Partnership's adjusted cash from operations as distributed.  No incentive was paid during the period from January 1 through August 31, 2013 and the nine months ended September 30, 2012 as no cash from operations was distributed.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, had made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line were unsecured and accrued interest at the prime rate plus 2% per annum.  During the nine months ended September 30, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses.  There were no such advances to the Partnership during the period from January 1 through August 31, 2013.  Interest expense on the outstanding advance balance amounted to approximately  $5,000  for both the periods from January 1 through August 31, 2013 and the nine months ended September 30, 2012.  During the period from January 1 to August 31, 2013 the Partnership repaid approximately $153,000 of the outstanding advances and accrued interest. At December 31, 2012, the amount of the outstanding advances and accrued interest was approximately $148,000 and was included in due to affiliates. At August 31, 2013 and September 30, 2013, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insured its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the period from January 1 through August 31, 2013, the Partnership was charged by Aimco and its affiliates approximately $18,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by Aimco and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

Note D – Disposition of Investment Property

On August 29, 2013, the Partnership sold Wood Creek Apartments, its sole investment property, to a third party for a total sales price of $34,000,000 less a credit of $1,975,000 for capital improvements.  The net proceeds realized by the Partnership were approximately $31,711,000 after payment of closing costs of approximately $314,000. The Partnership used approximately $18,324,000 to repay the mortgages encumbering the property. The Partnership recognized a gain during the two and eight months ended August 31, 2013 of approximately $26,774,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the two and eight months ended August 31, 2013 of approximately $2,301,000 as a result of the write off of unamortized loan costs and payment of prepayment penalties of approximately $2,236,000.

Note E – Investment Property

During the period from January 1 through August 31, 2013, the Partnership retired and wrote-off property improvements and replacements no longer being used that had a cost basis of approximately $390,000 and accumulated depreciation of approximately $390,000.

Note F – Casualty Event

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

Note G – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

Note H – Distribution

During September 2013, the Partnership distributed approximately $10,326,000 (approximately $10,120,000 to the limited partners or $122.39 per limited partnership unit) from proceeds from the sale of Wood Creek Apartments.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions, the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of August 31, 2013, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Wood Creek Apartments, on August 29, 2013. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $24,165,000 and $24,112,000 for the two and eight months ended August 31, 2013, respectively, compared to net loss of approximately $62,000 and $159,000 for the three and nine months ended September 30, 2012, respectively. The increase in net income for both periods is due to the gain from sale of discontinued operations in 2013, partially offset by a decrease in total revenues and an increase in total expenses. The increase in net income for the eight months ended August 31, 2013 is partially offset by the recognition of casualty gain during the nine months ended September 30, 2012.

On August 29, 2013, the Partnership sold Wood Creek Apartments, its sole investment property, to a third party for a total sales price of $34,000,000 less a credit of $1,975,000 for capital improvements.  The net proceeds realized by the Partnership were approximately $31,711,000 after payment of closing costs of approximately $314,000. The Partnership used approximately $18,324,000 to repay the mortgages encumbering the property. The Partnership recognized a gain during the two and eight months ended August 31, 2013 of approximately $26,774,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the two and eight months ended August 31, 2013 of approximately $2,301,000 as a result of the write off of unamortized loan costs and payment of prepayment penalties of approximately $2,236,000.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations for the two and eight months ended August 31, 2013 was approximately $2,609,000 and $2,662,000 respectively, compared to losses of approximately $62,000 and $159,000 for the three and nine months ended September 30, 2012, respectively. The increase in loss from discontinued operations for both periods is due to a decrease in total revenues and an increase in total expenses. The increase in loss from discontinued operations for the eight months ended August 31, 2013 is also due to the recognition of a casualty gain during the nine months ended September 30, 2012. Total revenues decreased for both periods as a result of the sale of the Partnership’s remaining investment property, Wood Creek Apartments, on August 29, 2013 (as discussed above). Total expenses increased for both periods due to the recognition of loss on extinguishment of debt in 2013 (as discussed above) and an increase in operating expenses, partially offset by decreases in general and administrative, depreciation and interest expenses as a result of the sale of the Partnership’s remaining investment property, Wood Creek Apartments (as discussed above).  The increase in total expenses for the eight months ended August 31, 2013 is also due to an increase in property tax expenses. The increase in operating expenses for the two and eight months ended August 31, 2013 is primarily due to an increase in salaries and related benefits and recognition of the total annual costs of insurance and administrative expenses as a result of the sale of the Partnership’s remaining investment property, Wood Creek Apartments (as discussed above). The increase in property tax expense for the eight months ended August 31, 2013 is due to an increase in the assessed value of Wood Creek Apartments.

Included in general and administrative expenses for the two and eight months ended August 31, 2013 and the three and nine months ended September 30, 2012 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

The Partnership expects to liquidate during 2014 due to the sale of its remaining investment property, Wood Creek Apartments.

At August 31, 2013, the Partnership had cash and cash equivalents of approximately $10,805,000 compared to approximately $205,000 at December 31, 2012. Cash and cash equivalents increased approximately $10,600,000 due to approximately $31,485,000 and $39,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $20,924,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Wood Creek Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on mortgage notes payable, repayment of mortgage notes payable, repayment of advances from an affiliate, and payment of prepayment penalties.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, had made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Advances under the credit line were unsecured and accrued interest at the prime rate plus 2% per annum. During the nine months ended September 30, 2012, AIMCO Properties, L.P., advanced the Partnership approximately $50,000 to fund operating expenses at Wood Creek Apartments and Partnership expenses.  There were no such advances to the Partnership during the period from January 1 through August 31, 2013.  Interest expense on the outstanding advance balance amounted to approximately $5,000 for both the periods from January 1 through August 31, 2013 and the nine months ended September 30, 2012.  During the period from January 1 to August 31, 2013 the Partnership repaid approximately $153,000 of the outstanding advances and accrued interest. At December 31, 2012, the amount of the outstanding advances and accrued interest was approximately $148,000 and was included in due to affiliates. At August 31, 2013 and September 30, 2013, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

During the eight months ended August 31, 2013, the Partnership completed approximately $215,000 of capital improvements at Wood Creek Apartments, consisting primarily of heating and air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow. On August 29, 2013, the Partnership sold Wood Creek Apartments to a third party.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at August 31, 2013 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at August 31, 2013, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $68,000, which is included in the Consolidated Statement of Changes in Partners’ Capital / Net Assets in Liquidation.

During the period from September 1 through September 30, 2013, net assets in liquidation decreased by approximately $10,316,000 due to the distribution of proceeds from the sale of Wood Creek Apartments, partially offset by a reduction in the settlement of estimated liabilities during September 2013. During September 2013, the Partnership distributed approximately $10,326,000 (approximately $10,120,000 to the limited partners or $122.39 per limited partnership unit) from proceeds from the sale of Wood Creek Apartments.

The statement of net assets in liquidation as of September 30, 2013 includes approximately $33,000 of costs that the Managing General Partner estimates will be incurred during the remaining period of liquidation, based on the assumption that the liquidation process will be completed by March 31, 2014. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the liquidation period.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 54,702.50 limited partnership units (the "Units") in the Partnership representing 66.16% of the outstanding Units at September 30, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.16% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. With respect to 17,341.50 Units, such affiliates are required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on such affiliates' ability to influence voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current residents and all receivables due from former residents.

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

Liquidation Basis of Accounting

The Partnership has adopted the liquidation basis of accounting as liquidation is imminent. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.

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

CENTURY PROPERTIES GROWTH FUND XXII, LP

By: FOX PARTNERS IV
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2013	By: /s/Stephen B. Waters
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

101         XBRL (Extensible Business Reporting Language). The following materials from Century Properties Growth Fund XXII, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) consolidated statement of net assets in liquidation, (ii) consolidated statement of changes in net assets in liquidation (iii) consolidated balance sheet, (iv) consolidated statements of discontinued operations, (v) consolidated statement of changes in partners’ capital (deficit)/net assets in liquidation, (vi) consolidated statements of cash flows, and (vii) notes to consolidated financial statements (1).

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.